Form 10-Q
period 2008-09-30
ADTOMIZE INC
filed 2008-11-12
CIK 1431880

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2008

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
YES______ NO      X

          The issuer had 1,840,000 shares of its common stock issued and outstanding as of October 31, 2008.

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

TABLE OF CONTENTS

		Page
	PART I
ITEM 1.	Financial Statements	5
ITEM 2.	Management's Discussion and Analysis of Financial Condition and
	Results of Operations	16
ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk	17
ITEM 4.	Controls and Procedures	17

	PART II
ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Submission of Matters to a Vote of Security Holders	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits

Cautionary Statement Concerning
Forward-Looking Statements

USE OF NAMES

          In this quarterly report, the terms “Adtomize Inc.,” “Company,” “we,” or “our,” unless the context otherwise requires, mean Adtomize Inc.

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

  dependence on key personnel;

  competitive factors;

  degree of success of research and development programs

  the operation of our business; and

  general economic conditions in the United States, the Philippines and other locations in Asia.

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

PART I

Item 1. Financial Statements.

Adtomize Inc.
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30,	March 31,
	2008	2008
	(unaudited)

Asset

Cash	$6,376	$40,050
Prepaid expenses	8,200	-

Total current assets	14,576	40,050

Total Assets	$14,576	$40,050

Liabilities

Accounts payable and accruals	$3,500	$5,000
Due to stockholder	1,945	$1,592

Total Liabilities	$5,445	$6,592

Stockholders’ Equity (Note 3)

Common stock authorized –
100,000,000 common shares with a par value of $0.0001
Common stock issued and outstanding –
1,840,000 common shares	184	$184
Additional paid in capital	49,816	$49,816
Deficit accumulated during the development stage	(40,869)	$ (16,542)

Total Stockholders’ Equity	$9,131	$33,458

Total Liabilities and Stockholders’ Equity	$14,576	$40,050

The accompanying notes are an integral part of these financial statements

Adtomize Inc.
(A Development Stage Company)
Statement of Operations
(unaudited)

				Cumulative
				Amounts From
			Date of	Date of
	Three	Six	Incorporation	Incorporation
	months	months	(July 31, 2007)	(July 31, 2007)
	ended	ended	to	to
	September 30,	September 30,	September 30,	September 30,
	2008	2008	2007	2008

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES
Accounting and legal	1,500	17,000	-	30,000
General & administrative	529	3,200	689	4,695
Transfer agent	2,600	4,083	-	4,083
Web design	-	-	-	2,000
Bank charges	30	44	-	91

Loss before income taxes	(4,659)	(24,327)	(689)	(40,869)

Provision for income taxes	-	-	-	-

Net loss	$(4,659)	$(24,327)	$(689)	$(40,869)

Basic and diluted loss per
Common share (1)

Weighted average number
of common shares
outstanding (Note 4)	1,840,000	1,840,000	1,840,000

(1) less than $0.01

The accompanying notes are an integral part of these financial statements

Adtomize Inc.
(A Development Stage Company)
Statement of Cash Flows
(unaudited)

		Period from	Period from
		Inception	Inception
	Six Months	(July 31, 2007)	(July 31, 2007)
	ended	to	to
	Sept. 30 2008	Sept. 30, 2007	Sept. 30, 2008

Operating Activities
Net (loss)	$(24,327)	$(689)	$(40,869)
(Increase) in prepaid expenses	(8,200)	-	(8,200)
Increase in accounts payable	(1,500)	-	3,500

Cash from operating activities	(34,027)	(689)	(45,569)

Financing Activities
Increase in due to stockholder	353	789	1,945
Sale of stock	-	-	50,000

Cash from financing activities	353	789	51,945

Increase in cash	(33,674)	100	6,376
Cash, opening	40,050	-	-

Cash, closing	$6,376	$100	$6,376

Supplemental information:
Taxes paid	$-	$-	$-
Taxes paid	$-	$-	$-

Non-cash activities:
Stock issued for services	$-	$-	$-
Stock issued for accounts payable	$-	$-	$-
Stock issued for notes payable and interest	$-	$-	$-
Stock issued for convertible debentures and interest	$-	$-	$-
Convertible debentures issued for services	$-	$-	$-
Warrants issued	$-	$-	$-
Stock issued for penalty on default of convertible debenture	$-	$-	$-
Note payable issued for finance charges	$-	$-	$-
Forgiveness of note payable and accrued interest	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Adtomize Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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
September 30, 2008
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

As at September 30, 2008, the company has no warrants or options outstanding.

Adtomize Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,991, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $40,869.

The following table reconciles the amount of income tax recoverable on application of the statutory Canadian federal and provincial income tax rates:

The company has non-capital losses of $40,869.

Note 6 – Related Party Transaction

As at September 30, 2008, there is a balance owing to a stockholder of the Company in the amount of $1,945.

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

The Company’s activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $40,869 as of September 30, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Adtomize Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008
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
September 30, 2008
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
September 30, 2008
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
September 30, 2008
(unaudited)

Note 8 – Recent Accounting Pronouncements (continued)

SFAS No. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

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
September 30, 2008
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

Plan of Operation

          Our objective is to develop our website and to execute our business plan as further described below and in the section entitled “Our Business.”

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

Results of Operations

Revenues

          We had no revenues for the period from July 31, 2007 (date of inception) through September 30, 2008.

Expenses

          Our expenses for the three and six month periods ended September 30, 2008 were $4,659 and $24,327, respectively. Our expenses since our inception were $36,210. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, transfer agent fees, website design, as well as banking fees.

Net Income (Loss)

          Our net loss for the three and six month period ended September 30, 2008 was $4,659 and $24,327, respectively. During the period from July 31, 2007 (date of inception) through September 30, 2008, we incurred a net loss of $40,869. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

Liquidity and Capital Resources

          Our balance sheet as of September 30, 2008, reflects assets of $14,576. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

          We anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

Going Concern Consideration

          The financial statements contained herein for the fiscal quarter ended September 30, 2008, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

Off-Balance Sheet Arrangements

          We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          None.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended

September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

          In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended September 30, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Date November 10, 2008

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Lester G. Manalo	President, Treasurer and Director	November 10, 2008
Lester G. Manalo