Form 10-Q
period 2008-12-31
ADTOMIZE INC
filed 2009-02-17
CIK 1431880

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended December 31, 2008

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

       Registrant's telephone number, including area code: (775)-583-1801

Indicate by check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer had 1,840,000 shares of its common stock issued and outstanding as of February 10, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          10

ITEM 4.  Controls and Procedures                                             10

PART II

ITEM 1.  Legal Proceedings                                                   11

ITEM 1A. Risk Factors                                                        11

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          11

ITEM 4.  Submission of Matters to a Vote of Security Holders                 11

ITEM 5.  Other Information                                                   11

ITEM 6.  Exhibits

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Adtomize Inc.," "Company," "we," or "our," unless the context otherwise requires, mean Adtomize Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and other reports that we file with the SEC contain statements that are considered forward-looking statements. Forward-looking statements give the Company's current expectations, plans, objectives, assumptions, or forecasts of future events. All statements other than statements of current or historical fact contained in this annual report, including statements regarding the Company's future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "anticipate," "estimate," "plans," "potential," "projects," "ongoing," "expects," "management believes," "we believe," "we intend," and similar expressions. These statements are based on the Company's current plans and are subject to risks and uncertainties, and as such the Company's actual future activities and results of operations may be materially different from those set forth in the forward looking statements. Any or all of the forward-looking statements in this annual report may turn out to be inaccurate and as such, you should not place undue reliance on these forward-looking statements. The Company has based these forward-looking statements largely on its current expectations and projections about future events and financial trends that it believes may affect its financial condition, results of operations, business strategy and financial needs. The forward-looking statements can be affected by inaccurate assumptions or by known or unknown risks, uncertainties, and assumptions due to a number of factors, including:

     *    dependence on key personnel;

     *    competitive factors;

     *    degree of success of research and development programs

     *    the operation of our business; and

     * general economic conditions in the United States, the Philippines and other locations in Asia.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

                                  Adtomize Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                   (unaudited)

                                                                 December 31,        March 31,
                                                                    2008               2008
                                                                  --------           --------
                                                                 (unaudited)
ASSET

Cash                                                              $  6,242           $ 40,050
Prepaid expenses                                                     5,400                 --
                                                                  --------           --------

Total current assets                                                11,642             40,050
                                                                  --------           --------

      Total Assets                                                $ 11,642           $ 40,050
                                                                  ========           ========

LIABILITIES

Accounts payable and accruals                                     $  5,000           $  5,000
Due to stockholder                                                   1,945              1,592
                                                                  --------           --------

      Total Liabilities                                              6,945              6,592
                                                                  --------           --------

STOCKHOLDERS` EQUITY
  Common stock authorized -
   100,000,000 common shares with a par value of $0.0001
  Common stock issued and outstanding -
   1,840,000 common shares                                             184                184
  Additional paid in capital                                        49,816             49,816
  Deficit accumulated during the development stage                 (45,303)           (16,542)
                                                                  --------           --------

Total Stockholders' Equity                                           4,697             33,458
                                                                  --------           --------

      Total Liabilities and Stockholders' Equity                  $ 11,642           $ 40,050
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

                                  Adtomize Inc.
                          (A Development Stage Company)
                            Statements of Operations
                                   (unaudited)

                                                                                                        Cumulative
                                                                                                       Amounts From
                                                                                     Date of              Date of
                              Three months     Three months     Nine months       Incorporation        Incorporation
                                 ended            ended           ended        (July 31, 2007) to   (July 31, 2007) to
                               December 31,     December 31,    December 31,       December 31,         December 31,
                                  2008             2007            2008               2007                 2008
                               ----------       ----------      ----------         ----------           ----------
REVENUE                        $       --       $       --      $       --         $       --           $       --
                               ----------       ----------      ----------         ----------           ----------
OPERATING EXPENSES
  Accounting and legal              1,500               --          18,500                 --               31,500
  General & administrative            429            1,188           3,629              1,188                5,125
  Transfer agent                    2,500               --           6,583                 --                6,583
  Web design                           --               --              --                 --                2,000
  Bank charges                          4               17              48                 17                   95
                               ----------       ----------      ----------         ----------           ----------

Loss before income taxes           (4,433)          (1,205)        (28,760)            (1,205)             (45,303)

Provision for income taxes             --               --              --                 --                   --
                               ----------       ----------      ----------         ----------           ----------

Net loss                       $   (4,433)      $    1,205      $  (28,760)        $   (1,205)          $  (45,303)
                               ==========       ==========      ==========         ==========           ==========
Basic and diluted loss per
 Common share (1)
                               ==========       ==========      ==========         ==========

Weighted average number of
 common shares outstanding      1,840,000        1,840,000       1,840,000          1,840,000
                               ==========       ==========      ==========         ==========


----------
(1) less than $0.01


   The accompanying notes are an integral part of these financial statements

                                  Adtomize Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (unaudited)

                                                                                      Period from          Period from
                                                                   Nine Months         Inception            Inception
                                                                     ended         (July 31, 2007) to   (July 31, 2007) to
                                                                   December 31,        December 31,         December 31,
                                                                      2008                2007                 2008
                                                                   ----------          ----------           ----------
OPERATING ACTIVITIES
  Net (loss)                                                       $  (28,760)         $   (1,205)          $  (45,303)
  (Increase) in prepaid expenses                                       (5,400)                 --               (5,400)
  Increase in accounts payable                                             --                  --                5,000
                                                                   ----------          ----------           ----------

Cash from operating activities                                        (34,160)             (1,205)             (45,703)
                                                                   ----------          ----------           ----------
FINANCING ACTIVITIES
  Increase in due to stockholder                                          352               1,288                1,945
  Sale of stock                                                            --              50,000               50,000
                                                                   ----------          ----------           ----------

Cash from financing activities                                            352              51,288               51,945
                                                                   ----------          ----------           ----------

Increase in cash                                                      (33,807)             50,083                6,242
Cash, opening                                                          40,050                  --                   --
                                                                   ----------          ----------           ----------

Cash, closing                                                      $    6,242          $   50,083           $    6,242
                                                                   ==========          ==========           ==========

Supplemental information:
  Taxes paid                                                       $       --          $       --           $       --
                                                                   ----------          ----------           ----------
  Taxes paid                                                       $       --          $       --           $       --
                                                                   ----------          ----------           ----------
Non-cash activities:
  Stock issued for services                                        $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Stock issued for accounts payable                                $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Stock issued for notes payable and interest                      $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Stock issued for convertible debentures and interest             $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Convertible debentures issued for services                       $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Warrants issued                                                  $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Stock issued for penalty on default of convertible debenture     $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Note payable issued for finance charges                          $       --          $       --           $       --
                                                                   ==========          ==========           ==========
  Forgiveness of note payable and accrued interest                 $       --          $       --           $       --
                                                                   ==========          ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                  Adtomize Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                December 31, 2008
                                   (unaudited)

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's March 31, 2007 audited financial statements. The results of operations for the periods ended December 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - DUE TO STOCKHOLDER

As at December 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $1,945. The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

By the end of 2009, we plan to develop and deploy on our web site our Global Advertising Gateway system, a software product that will facilitate the buying and selling of internet advertising space by matching websites interested in selling advertising space with websites interested in purchasing advertising space. We then intend to organize an online database of high traffic web sites and market them to potential advertisers through our proprietary web site.

We also intend, by the end of 2009, to market our advertising brokerage service by way of an online campaign aimed at the owners of under-achieving, low-traffic web sites, whom we consider the potential buyers of our service. Our working assumption is that these owners will be interested in increasing web traffic that in turn may generate revenues. We plan to offer them a method of achieving this objective. By visiting our web site, low-traffic websites will be able to buy web advertising in the form of standardized banners on high traffic web sites.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through December 31, 2008.

EXPENSES

Our expenses for the three and nine month periods ended December 31, 2008 were $4,433 and $28,760. Our expenses since our inception were $45,303. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, transfer agent fees, website design as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three and six month period ended December 31, 2008 was $4,433 and $28,760. During the period from July 31, 2007 (date of inception) through December 31, 2008, we incurred a net loss of $45,303. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of December 31, 2008, reflects assets of $11,642. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended December 31, 2008, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on that evaluation, these officers concluded that our disclosure controls and procedures were effective as of December 31, 2008.

INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In the ordinary course of business, our internal control over financial reporting changes as we modify and enhance our processes and information technology systems to meet changing needs and increase our efficiency. Any significant changes in internal controls are evaluated prior to implementation to help maintain the continued effectiveness of our internal control. While changes have occurred in our internal controls during the quarter ended December 31, 2008, there were no changes that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on May 9, 2008.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.                             Description
-----------                             -----------

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

                                      ADTOMIZE INC.


Date February 10, 2009                By: /s/ Lester G. Manalo
                                          --------------------------------------
                                          Lester G. Manalo, President, Treasurer
                                          and Director Principal Executive and
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signatures                        Title                       Date
       ----------                        -----                       ----


/s/ Lester G. Manalo               President, Treasurer        February 10, 2009
----------------------------       and Director
Lester G. Manalo