Form 10-Q/A
period 2008-12-31
ADTOMIZE INC
filed 2009-03-25
CIK 1431880

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
(Mark One)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

                                      ADTOMIZE INC.


Date March 25, 2009                   By: /s/ Lester G. Manalo
                                          --------------------------------------
                                          Lester G. Manalo, President, Treasurer
                                          and Director Principal Executive and
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signatures                        Title                       Date
       ----------                        -----                       ----


/s/ Lester G. Manalo               President, Treasurer          March 25, 2009
----------------------------       and Director
Lester G. Manalo