Form 10-K
period 2009-03-31
ADTOMIZE INC
filed 2009-07-01
CIK 1431880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-150775

                                  ADTOMIZE INC.
             (Exact name of registrant as specified in its charter)

          Nevada                                                  41-2247537
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8th Floor - 200 South Virginia Street, Reno, NV                     89501
  (Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code (775) 583-1801

              Securities registered under Section 12(b) of the Act:

      None                                                  N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                     840,000 Common Stock, $0.0001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: N/A - no common stock traded during period

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PAST FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,840,000 shares of common stock as of June 29, 2009.

                      DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). Not Applicable

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1.   Business                                                             3
Item 1A.  Risk Factors                                                        10
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of Securities Holders               15

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   15
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 8.   Financial Statements                                                19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            31
Item 9A.  Controls and Procedures                                             31
Item 9B.  Other Information                                                   31

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance              33
Item 11.  Executive Compensation                                              34
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     35
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        35
Item 14.  Principal Accounting Fees and Services                              35

                                     Part IV

Item 15.  Exhibits                                                            36

Signatures                                                                    37

                                     PART I

FORWARD LOOKING STATEMENTS.

This annual report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully management or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our" and "Adtomize" mean Adtomize Inc., unless otherwise indicated.

ITEM 1. BUSINESS

OVERVIEW

We are a development stage company that was incorporated on July 31, 2007 in the state of Nevada. We have commenced only limited operations, primarily focused on organizational matters. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the Company nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We have not generated any revenue to date and we do not expect to generate revenues during the first 12 months of our operations. Our Directors have reserved a domain name for us and have also acquired web and email hosting. We have not commenced operations other than in connection with this offering and certain preliminary surveys conducted by our officers. We do not currently have sufficient capital to operate our business, and, we may require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

We are engaged in the development of an online advertising brokerage service to facilitate the sale of advertising space on the internet. The Company is in the process of developing a Global Advertising Gateway system to facilitate the buying and selling of internet advertising space by matching websites interested in selling advertising space with websites interested in purchasing advertising space. As a web-based company, sales and marketing will be driven through the web site.

Our offices are currently located at 8th Floor - 200 South Virginia Street, Reno, NV, 89501. Our telephone number is (775) 583-1801. We do not currently have a website; however we have reserved a domain name.

THE MARKET OPPORTUNITY

Since the mid-1990's, the internet has enjoyed tremendous growth. From the number of web sites, to the growth of the number of users, to the volume of business activity conducted on and through web sites every day.

The internet is continuing to grow steadily year over year. According to Internet World Stats, a website that tracks internet statistics (http://www.internetworldstats.com/emarketing.htm), the popularity of the internet has grown from 16 million users or 0.4% of the global population in December of 1995 to a projected 1.215 billion users or 18.5% of the global population in September of 2007.

In conjunction with that growth, online advertising has evolved as well and in recent years has matured into a significant part of the total advertising market.

According to advertising firms, the ad world has been turned upside down by the rate of change and innovations delivered via the internet. Internet Outsider, an online resource for the advertising industry (www.internetoutsider.com), reported that in the second quarter of 2007, U.S. advertising revenue at four leading online media firms grew by $1.3 billion compared to the prior year. Conversely, fifteen other traditional brick and mortar advertising companies that sell ads saw their revenue drop approximately $280 million for the same time period. Interactive Advertising Bureau (www.iab.net) found Internet advertising revenues topping out close to $5 billion for the first quarter of 2007, a 26 percent increase over the first-quarter of 2006.

There are currently two primary means of advertising on the internet. An advertiser may either advertise via a search engine web site (such as Google or Yahoo) where the display of the advertiser's ad is triggered by the particular search terms utilized by the user of the search engine, or an advertiser may advertise directly on particular web sites that the advertiser believes are visited by its target market.

Search engine web companies have developed extensive online advertising methodologies that are unique for their respective web user communities. These search engine companies provide advertisers with advertising space on users' search-results web pages that match certain keywords provided by the advertisers. Advertisers pay only for those internet visitors that actually click on their advertisements. The ads are typically positioned in a stacked column on the right-hand side of the search results web page.

Many web sites have a high traffic flow of web visitors, while others do not but are interested in increasing the number of visitors to their sites. We plan to focus our efforts on those web-sites that are interested in selling advertising space and on those web-sites that are interested in advertising their sites. We plan to offer online advertising brokerage services to match the web-site that are interested in advertising themselves with the web sites that are interested in selling advertising space.

We plan to organize an online database of the high traffic web sites and market them to potential advertisers through a proprietary web site.

We intend to market our advertising brokerage service by way of an online campaign aimed at the owners of under-achieving, low-traffic web sites, whom we consider the potential buyers of our service. These owners want more web traffic that in turn will lead to increased revenue. We plan to offer them a method of achieving this objective. By visiting our web site, low-traffic websites will be able to buy web advertising in the form of standardized banners on high traffic web sites. A buyer may choose to promote its web site on one or a group of web sites that have high traffic volume. The buyer can control the number of banners, as well as the length of time the advertising banners appear, and thereby control how much it spends on its marketing campaign. Our customer will have its banner ad appear on the high volume web site, and thus be able to benefit from an increased number of clicks/views originating from the high traffic web site. For example, the buyer will be able to buy a designated number of clicks/views and pay for them using the PayPal system. We intend to develop a price schedule indicating the cost per thousand of clicks/views from the high volume web sites.

OUR COMPETITION

Online advertising is designed to increase the traffic flow to an advertiser's web site. Our competition includes both search engine advertising programs as well as other online advertising brokerage companies.

SEARCH ENGINE ADVERTISING

Search engine advertising enables a buyer signs up for a CPC (cost-per-click) advertisement and pay based on the number of web site clicks to the buyer's web site from the online advertisement located on the search engine's designated web pages. Many internet search engines offer this type of advertising program, including Google, which is one of the most popular web sites on the internet.

Google.com Adwords (http://www.google.ca/intl/en/ads/) is a program for advertisers who are looking for a highly controlled cost-per-click advertising system. An advertiser only pays for the number of times that people click on its ads.

Google AdSense (https://www.google.com/adsense/login/en_US/) is promoted alongside Google Adwords as a marketing initiative aimed at web site publishers. The Google AdSense program matches advertisements to publisher's content and pays web site publishers for the Google ads that appear on their web site.

Yahoo.com Search Marketing (http://searchmarketing.yahoo.com/srch/index.php/) recently rolled out a revised marketing program called Sponsored Search. Similar to Google's AdSense, the Yahoo Sponsored Search allows the advertiser to create ads that appear in the search results within Yahoo.

AltaVista.com (http://www.altavista.com/web/avbusiness), another popular search engine, uses the Yahoo Search Marketing program instead of developing its own program.

Other search engine web sites, such as Dog Pile.com (http://www.dogpile.com/) rely on Google and Yahoo to develop the infrastructure for online advertising.

ONLINE BROKERAGE SERVICES COMPANIES

There are several companies that have set up online advertising brokerage web sites, each with some variations to help differentiate it from the others.

PAYPOPUP.com (http://www.paypopup.com/): This company is a four year old online advertising network that is made up of thousands of specialized websites that offers customers a wide range of unique and targeted web site traffic. They offer pop-under, layer, and banner ads for customers.

Bpath (http://www.bidvertiser.com): Bpath, an online company that has been in business since 2003, offers pay-per-click advertising, called BidVertiser, on web sites selected by the customer. A customer can chose which web site it wants to advertise on from an online database organized by topic, such as business, games, health & fitness, news, and other categories. Once the customer has selected the web sites by topic, it can refine the marketing campaign even further by designating specific geographic areas where the ads will appear. The next step in the process is unique to this company - the buyer submits its own Pay-per-Click bids for the advertising space. Advertising space is awarded to the highest bidder. According to Bpath, this bidding process enables web site owners to overcome the disadvantages of automated systems, where neither party has any control of the quality of the ads, the pricing, or the timing of the placement of those ads. The bid price is variable, depending on a range of market factors including popularity of the web sites and the quality of the web site. An advertiser can place an ad directly on one of Bpath's listed web sites of its choice and pay only for the number of times that a web site visitor actually clicks-through to the advertiser's web site. The company offers a range of standard online advertising units, including banner ads, inline ads, button ads, and skyscraper ads.

YesUp Ecommerce Solutions Inc. (http://www.yesadvertising.com/): This company uses an online innovation called Contextual Advertising Technology by Clicksor (http://www.clicksor.com/) to maximize the advertiser's internet advertising dollars. They achieve this by displaying the customer's advertisements on relevant web pages and pay per click search engines, then layering in a matching process of customer selected keywords, and then channeling the advertisements to affiliate web sites and search engines. In this manner, the company claims to be able to deliver highly targeted and effective results. The company uses an auction model (Cost Per Visit - CPV, Cost Per Click - CPC, Pay Per Click - PPC, and Cost Per Thousand Impressions - CPM metrics), where customer bid for placement ranking. This company is a profit-sharing advertising network.

Wpromote Inc. (http://www.wpromote.com/): In business since 1999, Wpromote claims to be the #1 ranked internet search marketing firm in the USA. The company has three areas of business, Search Engine Optimization, Pay Per Click Advertising, and Performance Marketing. The Pay Per Click Advertising program is built around the use of search engine marketing for advertising campaigns. The cost-per-click models described above are used by Wpromote Inc. as well.

Redirected Visitors.com (http://www.redirectedvisitors.com/): This company is an online business that utilizes internet web sites that are no longer active. They buy abandoned web site domain names, put a category label on each acquisition, and add these to their inventory. Abandoned web sites continue to attract web visitors as result of prior marketing efforts. It is these present-day web visitors who are re-directed to the advertisers' sites.

AdEngage.com (http://www.adengage.com/): This company is an alternative internet advertising web business that was founded by a former webmaster who was not content with the service he was receiving from other online advertising companies. This firm offers customers a selection of advertising packages starting with weekly ads, weekly ad packages, and targeted CPC advertisements. Opening for business in 2004, AdEngage.com touts an online network of more than 2,500 web sites and displays over 10 billion ads each month.

OUR SOFTWARE PRODUCT AND SERVICE MODEL

The online advertising brokerage business that we are planning to develop will consist of proprietary server software, a comprehensive online database, a Buy Online Advertising module, and a publisher's module for web site owners. Our services will be internet-based. We plan to sell advertising space to low-traffic web site owners who want to increase the volume of traffic coming to their web sites. We plan on building an inventory of high-traffic web sites interested in accepting online advertisements on their sites.

PRODUCT DESIGN AND DEVELOPMENT

The product design will be done in several steps as outlined below.

SOFTWARE DESIGNER SELECTION

Product design will begin after the selection of a software designer. Our plan is to use an offshore company in order to keep our costs down. Our network of contact and supplementary research suggest to us that there are a suitable number of candidates available with related experience to do the work and stay within our budget. A Non-Disclosure Agreement will be signed before any outside contractor begins work on our web site. This document will include an acknowledgement that all property rights will remain with the Company.

SPECIFICATIONS AND HIGH-LEVEL DESIGN

We expect to complete specifications for the product and high level design two
(2) months after the selection of a software design contractor. Completion of product specifications and high-level design will be done by our directors in collaboration with the software design contractor.

INFRASTRUCTURE ACQUISITION AND DEVELOPMENT

This step involves the acquisition of two computers that will be used as servers. One server will be dedicated for product development and the other server for the online deployment of the web site, the advertising database, the advertising buyer's module and the web site publisher's module and related content. We estimate that installation of the operating system, development tools and database will take two weeks to complete. This work will be handled by the software design contractor. Cost control is important at this stage and we plan to keep our costs down by using open source software such as Linux for our operating system, mySQL as a database, and PhP as programming languages, all of which are available as open source products at no cost.

ONLINE DATABASE - CONFIGURATION AND DESIGN

During the development phase we will be working on a database design that features a scalable software application. The software design contractor will be responsible for this task. Our management will supervise this step in the development cycle, benchmarking, and testing of the database along the way. We forecast that this work will take one month to complete and will begin after the set-up of the development server. Security procedures, including a daily backup, will be used from the start of the high level design work and carried forward to all stages of software development.

An inventory of available web sites willing to accept advertising will reside on a server in a data center selected by our Company directors. This content will be made available in an easy-to-use format, organized by topic. Labels being considered for the topics include Business, Cell Phones, Health & Fitness, Job Postings, Medical, Tourism & Travel and Seniors. Over the first two years we plan to monitor which topics are of most interest to our prospective advertisers and adjust our topics and inventory to meet their needs and requests.

ADVERTISER'S MODULE

This is the area of our web site that will be dedicated to prospective customers looking to buy advertising space. This area will feature a brief introduction and description of our services, a section to Create an Advertising Account, our online database organized by topic headings of web sites to choose from, an Advertising Format area where the buyer can select either a Text Ad to appear in Button format or a Banner Ad, and a Help section. A Shopping Cart feature will be added to the Advertiser's Module so that the prospective customer purchasing advertising space can easily make his selections and arrange for online payment through the PayPal system.

When a prospective advertiser visits our web site, he will be able to review the topics, select one at a time, and drill down for more information on what web sites are available. If he decides to work with us, he will have to complete an ONLINE REGISTRATION FORM including contact information, his web site address, and the landing page for click-through ads on its web site, which in many cases will be the same as the home page of the web site. Once the registration form is completed, the advertiser will be able to proceed. As the advertiser makes its selections, a Shopping Cart will appear on the screen, and the advertiser will add his selections to the shopping cart, minimize as directed, and move to the next topic. Once his choice of web sites has been completed, he will be offered a checklist of advertising units, ranging from button style to banner. A Text Box will be available to enter the content for the Button Style ads. For banner ads, we will provide the prospective advertiser with two choices of banner ads and request that the advertiser upload images in gif, jpeg, or Flash file formats. Once the prospective advertiser has completed making its choices, the Shopping Cart will produce a Grand Total and request payment by credit card. We plan to use the PayPal system to process payments. Each request will be reviewed by our team. In the early stages, the reviewer will be one of our Company Directors. We plan for advertisements that are to appear with text only to be posted to the target location web site the same day. By the end of year two, we plan to be able to speed up the placement process to a completion within an hour of signing up and arranging for payment. Correspondence will be conducted by email to keep our costs down.

PUBLISHER'S MODULE

We plan for the Publisher's Module to be dedicated to owners of web sites who are willing to list their sites with us. Primary contact is most likely to be through webmasters who run the web sites. The term publisher is acknowledged throughout the internet as an appropriate designation for those companies that develop a web site and add content to it for the benefit of people surfing the net looking for information. We plan for our site to feature an invitation to web publishers to receive payment for allowing their web sites to be utilized though our service as digital billboards for other web sites. This area will include a page to encourage webmasters and owners to join our Affiliate Network Group. In this area, we will offer details about how the system will operate, as well as instructions for setting up an Affiliate Registration Page to collect their contact information and to make them familiar with how they will get paid. After the publisher has registered and created an account, it will be able to review advertising details, monthly reports summaries, money owed, and payments made.

ADMINISTRATIVE MODULE

We plan for this area of the web site to be for internal use only. In the early stages, our Directors will handle the administrative functions, such as the approval and review of all applications from publishers and prospective customers. They will also be able to suspend accounts, add credit, authorize payments and generate reports.

INFORMATION ONLY WEB-SITE

We plan to establish a preliminary information-only web site about the Company once we have received funding. The preliminary web site will offer general information about the Company, and our planned products and services. We hope to complete an information-only web site in the first two weeks of operations after receipt of funding and it will remain active until the e-commerce web site is available for launch.

DEMONSTRATION SECTION

We plan to have an online demonstration section on our web site for both prospective customers who are interested in buying advertising space, and for web site publishers, who will list their sites with us. The demonstration section will include the range of web sites by topic area with statistics on most popular, recent marketing trends, and testimonials once we have clients. Prospective customers will also be able to view the different choices they have between text box ads and banner ads, with the size specifications illustrated by several examples.

We intend to complete the full web site and the initial software development within the first twelve months after receipt of funding.. We plan to retain the services of a software developer on a consulting basis for the first two or three years of our operation to work on system upgrades. Our web application will reside at http://adtomize.com.

MARKETING & SALES STRATEGY

Our marketing strategy will be multi-faceted. One part will focus on promoting the site through online ads; a second will be email broadcasts to lists that we will acquire from list brokers; and a third will be attending high profile internet conferences where we can meet webmasters and publishers face-to-face while we pitch our services.

ONLINE ADVERTISING

The bulk of our advertising and promotional activities will be centered on an online advertising campaign using Google Adwords http://www.google.ca/intl/en/ads/. We have selected Google because of its success and popularity for web users when they want to find something using an internet search. The Google Adwords program will allow us to customize the text of the advertisement, the frequency of the advertisement's appearance, and the length of the contract. For our purposes, we believe that this will give us the maximum amount of flexibility and allow us to closely monitor the costs of the marketing campaign.

Two types of ads will be used. The first type will target web site owners who want to buy ads on high-traffic web sites. This group will be our customers. The second type of advertisement will target webmasters and publishers that have space available on their web sites and are willing to accept advertising. These web sites will become our inventory.

EMAIL ADVERTISING CAMPAIGN

We anticipate that an information style email advertising campaign may help to enhance our online advertising campaign and bring us into direct contact with both publishers and potential customers. In this regard, we are considering acquiring email lists, something that can be done on an incremental basis so as not to incur a large expense before determining whether an email campaign works and meets our expectations.

We are also considering two other marketing tactics. First, we are considering publishing a monthly online newsletter about trends in the industry that we would distribute at no charge to interested parties. The purpose of publishing an online newsletter would be to increase brand name recognition. Second, we are considering writing articles that could be published in our online newsletter, or that may be submitted by us to niche market trade journals. We may be able to gain further brand name exposure by writing articles and submitting them to targeted hard copy publications on topics such as "How to increase your sales using online advertising".

INDUSTRY TRADE SHOWS

Attending industry trade shows will be the third level of our marketing campaign. We hope that being out in front of the online community will provide an excellent opportunity to make face-to-face contacts and to begin to develop relationships with both prospective customers and suppliers, the publishers of web sites. High volume trade shows would give us both direct contact opportunities during the trade shows as well as providing us with a list of attendees whom we may contact to work with after the conferences.

Once our own web site is up and running and the first group of customers have signed up, we will begin to review the possible industry trade shows that we could attend. No financial commitments to this marketing approach will be taken until the middle of year two of operations at the earliest.

SEARCH ENGINE OPTIMIZATION

An in-house marketing strategy that we plan to employ is to install meta-tags on every one of the pages to our web site. Meta-tags are code words that reside in the hidden infrastructure of a web page and help to highlight a web page when someone is using a search engine to find information. For example, by including the words "ONLINE ADVERTISING" in our web page, our web page will appear higher on the search page results of search engines like Google, Yahoo, AltaVista, Dogpile and others. This approach is commonly referred to as search engine optimization. By achieving a higher ranking in the search page results, we hope to increase the number of web visitors that come to see our web page and decide to do business with us.

We plan to perform a quarterly review to monitor the effectiveness of our entire marketing plan.

SALES REVENUE MODEL

Sales revenue will come from companies, organizations, and individuals who are interested in buying online advertising. We will receive a percentage of the advertising dollars spent by these advertisers on purchasing advertising space on our publishers' web sites. We plan to use the industry standard cost-per-click method of tracking the number of web site visitors that see an advertisement on one of our publisher's web sites and click through to our customer's web site. As the online broker, we plan to collect a 33% commission on each completed advertising transaction.

A tiered pricing structure will be published in the advertisers section of our web site. Prior to the official launch of our web site, our Directors will conduct a review of the going rates for online advertising and then develop our own pricing schedule. We will charge our customers' credit cards through the PayPal system for their orders. The customer will have the option to end the advertising contract period at any time.

SERVICES FOR WEB PUBLISHERS

As a virtual online business, we will have the flexibility of customizing the number of delivery units at a small incremental cost to our business. Our focus will be on signing up Web Publishers at no charge to them. Building a diverse and substantial inventory of web sites that are willing to offer digital advertising space on their web sites will be a key factor in our success.

With the growing number of web sites and the popularity of online advertising, we hope to take advantage of these concurrent trends as we launch our business.

During the first year of our operations we do not expect to earn any sales revenue.

EMPLOYEES

We have commenced only limited operations; therefore, we have no employees. Our officers and Directors provide services to us on an as-needed basis. When we commence full operations, we will need to hire full-time management and administrative support staff.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATING TO OUR LACK OF OPERATING HISTORY

RISK FACTORS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $(52,233) for the period from July 31, 2007, (date of inception) through March 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

2. WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EXECUTE OUR BUSINESS PLAN.

We were incorporated on July 31, 2007 in the state of Nevada. We currently have no products, customers, or revenues. Although we have begun initial planning for the development of our Global Advertising Gateway system and our online advertising services, we may not be able to execute our business plan unless and until we are successful in raising funds in this offering. We anticipate that we will require the $50,000 that has been invested by our current stockholders to commence operations, and to remain operational during the next twelve months. We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

3.   OUR BUSINESS PLAN MAY BE UNSUCCESSFUL.

The success of our business plan is dependent on our developing our Global Advertising Gateway system to facilitate the buying and selling of internet advertising space. Our ability to develop this system is unproven, and the lack of operating history makes it difficult to validate our business plan. As a web-based company, sales and marketing will be driven through our web site. In addition, the success of our business plan is dependent upon the market acceptance of our system. Should this system be too narrowly focused or should the target market not be as responsive as we anticipate, we will not have in place alternate services or products that we can offer to ensure our continuation as a going concern.

4. WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT WILL CONTINUE IN THE FUTURE.

Management believes that the prior investment of $50,000 by our current stockholders will not be sufficient to commence and continue our planned activities for approximately 12 months after the offering. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our Global Advertising Gateway system and the marketing and sale of our online advertising services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

RISKS RELATING TO OUR BUSINESS

5. OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SIGNIFICANT VOTING POWER AND MAY TAKE ACTIONS THAT MAY BE DIFFERENT THAN ACTIONS SOUGHT BY OUR OTHER STOCKHOLDERS.

Our officers and Directors hold 54.2% of the outstanding shares of our common stock.

These stockholders will be able to exercise significant influence over all matters requiring stockholder approval. This influence over our affairs might be adverse to the interest of our other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

6. SINCE OUR OFFICER AND DIRECTORS MAY WORK OR CONSULT FOR OTHER COMPANIES, THEIR OTHER ACTIVITIES COULD SLOW DOWN OUR OPERATIONS.

Our officers and Directors are not required to work exclusively for us and do not devote all of their time to our operations. Presently, our officers and Directors allocate only a portion of their time to the operation our business. Since our officers and Directors are currently employed full-time elsewhere, they are able to commit to us only up to 25-30 hours a week. Therefore, it is possible that their pursuit of other activities may slow our operations and reduce our financial results because of the slow-down in operations.

7.   OUR OFFICERS AND DIRECTORS ARE LOCATED IN THE PHILIPPINES.

Since all of our officers and Directors are located in the Philippines, any attempts to enforce liabilities upon such individuals under the U.S. securities and bankruptcy laws may be difficult.

RISKS RELATING TO OUR STRATEGY AND INDUSTRY

8.   ONLINE ADVERTISING SYSTEMS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet advertising market, we must continue to design, develop and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such services will depend on a variety of factors, including:

     * Identifying and responding to market demand for new advertising services;
     * The scalability of our equipment platforms to efficiently deliver our services;
     *    Keeping abreast of technological changes;
     * Timely developing and implementing new product/service offerings and features;
     *    Maintaining quality of performance;
     *    Providing cost-effective service and support; and
     *    Promoting our services and expanding our market share.

If we are unable, due to resource constraints or technological or other reasons, to develop and introduce new or enhanced services in a timely manner, if such new or enhanced services do not achieve sufficient market acceptance, or if such new service introductions decrease demand for existing services, our operating results would decline and our business would not grow.

9. WE ARE A SMALL COMPANY WITH LIMITED RESOURCES COMPARED TO SOME OF OUR CURRENT AND POTENTIAL COMPETITORS AND WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AND INCREASE MARKET SHARE. ALSO, INTENSE COMPETITION IN THE MARKETS IN WHICH WE COMPETE COULD PREVENT US FROM INCREASING OR SUSTAINING OUR REVENUE AND PREVENT US FROM ACHIEVING PROFITABILITY.

Most of our current and potential competitors have longer operating histories, significantly greater resources and name recognition, and a larger base of customers than we have. As a result, these competitors have greater credibility with our potential customers. They also may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products and services than we can to ours.

10. WE NEED TO RETAIN KEY PERSONNEL TO SUPPORT OUR SERVICES AND ONGOING OPERATIONS.

The development of our Global Advertising Gateway system and the marketing of our services will continue to place a significant strain on our limited personnel, management, and other resources. Our future success depends upon the continued services of our executive officers and other needed key employees and contractors who have critical industry experience and relationships that we rely on to implement our business plan. The loss of the services of any of our officers or the lack of availability of other skilled personnel would negatively impact our ability to develop our system products and sell our services, which could adversely affect our financial results and impair our growth.

11. BECAUSE MESSRS, MANALO AND LOPEZ HAVE NO EXPERIENCE IN RUNNING A COMPANY THAT SELLS OUR ONLINE ADVERTISING SERVICES, THEY MAY NOT BE ABLE TO SUCCESSFULLY OPERATE SUCH A BUSINESS WHICH COULD CAUSE YOU TO LOSE YOUR INVESTMENT.

We are a start-up company and we intend to market and sell our Global Advertising Gateway system. Messrs., Manalo and Lopez, our current officers, has effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon this individual's ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

12. IF WE ARE UNABLE TO ATTRACT AND RETAIN THE INTEREST OF WEBSITES INTERESTED IN SELLING ADVERTISING SPACE AND OF WEBSITES INTERESTED IN ADVERTISING THEMSELVES TO USE OUR SERVICE, WE WILL NOT BE SUCCESSFUL.

We will rely significantly on our ability to attract and retain the interest of websites looking to sell advertising space, as well as the interest of websites looking to advertise their sites. We will need to continually evaluate and build our network of websites to keep pace with the needs of both the sellers and purchasers of advertising space and to remain competitive in our business. We may be unable to identify or obtain the participation of a sufficient number of websites that are interested in selling advertising space to satisfy the needs of those websites who are interested in advertising their sites, which may decrease the potential for the growth of our business. We cannot assure that we will be successful in signing up websites to our service or in brokering the sale of advertising space. The cost of attracting websites to utilize our service may be higher than we anticipate, and, as a result, our profitability could be minimal. Similarly, if we are unable to attract and retain the interest of websites looking to sell advertising space, our ability to offer our service to websites looking to advertise their sites may decline and, as a result, the websites looking to advertise may not utilize our service, which may result in a loss of websites interested in selling advertising space.

13.  OUR SUCCESS DEPENDS ON INDEPENDENT CONTRACTORS TO DEVELOP OUR SERVICES.

We intend to rely on third party independent contractors for software development, database design, website interface, web hosting, and for other development functions. These third party developers may not dedicate sufficient resources or give sufficient priority to developing our required resources. There is no history upon which to base any assumption as to the likelihood that we will prove successful in selecting qualified software development contractors, and we can provide investors with no assurance that our website and associated databases and administrative software will be developed according to the specifications that we require. If we are unsuccessful in addressing these risks, our business will most likely fail.

14. FUTURE REGULATION OF THE INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICES, AND/OR INCREASE OUR COST OF DOING BUSINESS.

The laws, regulations or rulings that specifically address access to or commerce on the internet are subject to change. We are unable to predict the impact, if any, that future legislation, judicial precedents, or regulations concerning the internet may have on our business, financial condition, and results of operations. Regulation may be targeted towards, among other things, assessing access or settlement charges, imposing taxes related to internet communications, restricting content, imposing tariffs or regulations based on encryption concerns or the characteristics and quality of products and services, any of which could restrict our business or increase our cost of doing business. The increasing growth of the internet and popularity of broadband video products and services heighten the risk that governments or other legislative bodies will seek to regulate internet services, which could have a material adverse effect on our business, financial condition, and operating results.

15. WE MAY LOSE CUSTOMERS IF WE EXPERIENCE SYSTEM FAILURES THAT SIGNIFICANTLY DISRUPT THE AVAILABILITY AND QUALITY OF THE SERVICES THAT WE PROVIDE.

The operation of our services will depend on our ability to avoid and mitigate any interruptions in service or reduced capacity for customers. Interruptions in service or performance problems, for whatever reason, could undermine confidence in our service and cause us to lose customers or make it more difficult to attract new ones. In addition, because our service may be critical to the businesses of our customers, any significant interruption in service could result in lost profits or other losses to our customers.

16. OUR SUCCESS WILL DEPEND ON OUR ABILITY TO HANDLE A LARGE NUMBER OF SIMULTANEOUS REQUESTS FOR ADVERTISING, WHICH OUR NETWORK MAY NOT BE ABLE TO ACCOMMODATE.

We expect the volume of simultaneous requests to increase significantly as our customer base grows. Our network hardware and software may need to be upgraded or expanded to accommodate this additional volume. If we fail to maintain an appropriate level of operating performance, or if our service is disrupted, our reputation would be harmed and we could lose customers or have difficulties in attracting new ones.

17. IF A THIRD PARTY ASSERTS THAT WE INFRINGE UPON ITS PROPRIETARY RIGHTS, WE COULD BE REQUIRED TO REDESIGN OUR SOFTWARE, PAY SIGNIFICANT ROYALTIES, OR ENTER INTO LICENSE AGREEMENTS.

Although presently we are not aware of any such claims, a third party may assert that our technology or third party technologies that we license violate its intellectual property rights. As the number of software products in our markets increases and the functionality of these software products further overlap, we believe that infringement claims will become more common. Any claims against us, regardless of their merit, could:

     *    Be expensive and time-consuming to defend;
     *    Result in negative publicity;
     * Force us to stop selling our services that rely on the challenged intellectual property;
     *    Require us to redesign our software products;
     *    Divert management's attention and our other resources; or
     * Require us to enter into royalty or licensing agreements in order to obtain the right to use necessary technologies, which may not be available on terms acceptable to us, if at all.

We believe that any successful challenge to our use of a trademark or domain name could substantially diminish our ability to conduct business in a particular market or jurisdiction and thus could decrease our revenues and/or result in losses to our business.

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We do not own any real property. We currently maintain our corporate office at 8th Floor - 200 South Virginia Street, Reno, NV, 89501. We pay monthly rent of $150 for use of this space. This space is sufficient until we commence full operations.

ITEM 3. LEGAL PROCEEDINGS

We know of no material, active, or pending legal proceeding against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation there such claim or action involves damages for more than 10% of our current assets. There are no proceedings in which any of our company's directors, officers, or affiliates, or any registered or beneficial shareholders, is an adverse party or has a material interest adverse to our company's interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2009.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this document, the Company has received its trading symbol ("ADMZ") but has not developed a market for its securities.

HOLDERS OF OUR COMMON STOCK

On June 29, 2009 the shareholders' list of our common stock showed 44 registered shareholder and 1,840,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our audited consolidated financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we can deploy a website capable of accepting books in a number of different electronic formats, of creating an online inventory of titles, and of offering these e-books for sale in downloadable fashion. Accordingly, we must raise cash from sources other than our operations in order to implement our sales and marketing plan.

PLAN OF OPERATION

We plan to develop an online database and the brokerage service described above, and to market our advertising brokerage service.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

                Consulting/Software Development           5,000
                Advertising                               6,000
                Support Staff                             2,000
                Web-hosting                               1,200
                Office Rent                               1,500
                Office Equipment                          1,000
                Corporate Collateral                        800
                Telephone                                 1,500
                Miscellaneous                             1,000
                Legal and Accounting                      7,500
                Transfer Agent                            2,500
                                                         ------

                EXPENSES                                 30,000
                                                         ======

SOURCES AND AVAILABILITY OF PRODUCTS AND SUPPLIES

There are no constraints on the sources or availability of products and supplies related to our business. We will be producing our own product, and the distribution of our services will be over the internet.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

Our business plan and the nature of our service offering does not hinge on one or a few major customers; however, if we obtain one or more large corporate accounts, then we may end up being dependent on one or a few major customers.

PATENT, TRADEMARK, LICENSE & FRANCHISE RESTRICTIONS AND CONTRACTUAL OBLIGATIONS & CONCESSIONS

We have not entered into any franchise agreements or other contracts that have given, or could give rise to, obligations or concessions. We are planning to develop a software product and intend to protect our software product with copyright and trade secrecy laws. Beyond our trade name, we do not hold any other intellectual property.

EXISTING OR PROBABLE GOVERNMENT REGULATIONS

There are no existing government regulations, nor are we aware of any regulations being contemplated that would adversely affect our ability to operate.

Due to the increasing popularity and use of the internet, it is possible that a number of laws and regulations may be adopted with respect to the internet generally, covering issues such as user privacy, pricing, and characteristics and quality of products and services. Similarly, the growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the internet. The adoption of any such laws or regulations may decrease the growth of commerce over the internet, increase our cost of doing business, or otherwise have a harmful effect on our business.

To date, governmental regulations have not materially restricted the use or expansion of the internet. However, the legal and regulatory environment that pertains to the Internet is uncertain and may change. New laws may cover issues that include:

     *    Sales and other taxes;
     *    User privacy;
     *    Pricing controls;
     *    Characteristics and quality of products and services;
     *    Consumer protection;
     *    Libel and defamation;
     *    Copyright, trademark and patent infringement; and
     *    Other claims based on the nature and content of internet materials.

These new laws may have an impact on our ability to market our services in accordance with our business plan.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception), through March 31, 2009.

EXPENSES

Our expenses for the twelve month period ended March 31, 2009 and 2008, were $35,691 and $16,542. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred expenses of $52,233. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended March 31, 2009 and 2008 was $35,691 and $16,542. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred a net loss of $52,233. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2009 reflects assets of $7,212 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 1,840,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Adtomize Inc. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

ITEM 8. FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
  ACCOUNTANTS AND ADVISORS
      PCAOB REGISTERED


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Adtomize, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of Adtomize, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended March 31, 2009, and the periods from inception on July 31, 2007 through March 31, 2008 and 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adtomize, Inc. (A Development Stage Company) as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the year ended March 31, 2009, and the periods from inception on July 31, 2007 through March 31, 2008 and 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $52,233, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Moore & Associates, Chartered
------------------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
June 19, 2009


 6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Adtomize, Inc.
(A Development Stage Company)
Balance Sheets
March 31, 2009 and 2008

                                                                   March 31,          March 31,
                                                                     2009               2008
                                                                   --------           --------
Assets
  Cash                                                             $  4,612           $ 40,050
  Prepaid expenses                                                    2,600                 --
                                                                   --------           --------
Total Current Assets                                                  7,212             40,050
                                                                   --------           --------

Total Assets                                                       $  7,212           $ 40,050
                                                                   ========           ========

Liabilities
  Accounts payable and accrued liabilities                         $  7,500           $  5,000
  Due to related party                                                1,945              1,592
                                                                   --------           --------
Total Current Liabilities                                             9,445              6,592
                                                                   --------           --------

Total Liabilities                                                     9,445              6,592
                                                                   --------           --------

Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.0001
  Common shares issued and outstanding -
    1,840,000 common shares                                             184                184
  Additional paid in capital                                         49,816             49,816
  Deficit accumulated during the development stage                  (52,233)           (16,542)
                                                                   --------           --------
Total Stockholders' Equity (Deficit)                                 (2,233)            33,458
                                                                   --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)              $  7,212           $ 40,050
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Operations

                                                                      Period from           Period from
                                                                       Inception             Inception
                                                  Year Ended       (July 31, 2007) to    (July 31, 2007) to
                                                   March 31,            March 31,            March 31,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
Expenses
  Legal and accounting                                21,000               13,000               34,000
  Transfer Agent and filing fees                      10,714                   --               10,714
  Web design                                              --                2,000                2,000
  General and administrative                           3,977                1,542                5,519
                                                  ----------           ----------           ----------

Total expenses                                        35,691               16,542               52,233

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net (Loss)                                        $  (35,691)          $  (16,542)          $  (52,233)
                                                  ==========           ==========           ==========

Basic and diluted (loss) per share                $    (0.02)          $    (0.01)
                                                  ==========           ==========

Weighted average number of common shares
outstanding                                        1,840,000            1,840,000
                                                  ==========           ==========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the period from Inception (July 31, 2007) to March 31, 2009

                                                                                         Accumulated
                                                                                           Deficit
                                                                           Additional      During
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)              --       $  --      $    --       $     --       $     --

Shares issued to founder on July 31, 2007
 @ $0.03 per share (par value $0.0001 per
 share)                                          1,840,000         184       49,816             --         50,000
Net (loss) for the period from inception on
 July 31, 2007 to March 31, 2008                        --          --           --        (16,542)       (16,542)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2008                          1,840,000         184       49,816        (16,542)        33,458
                                                 =========       =====      =======       ========       ========

Net (loss) for the year-ended March 31, 2009            --          --           --        (35,691)       (35,691)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2009                          1,840,000       $ 184      $49,816       $(52,233)      $ (2,233)
                                                 =========       =====      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                             Period from           Period from
                                                                              Inception             Inception
                                                           Year Ended     (July 31, 2007) to    (July 31, 2007) to
                                                            March 31,          March 31,            March 31,
                                                              2009               2008                 2009
                                                            --------           --------             --------
Operating Activities:
  Net (Loss)                                                $(35,691)          $(16,542)            $(52,233)
  (Increase) in prepaid expenses                              (2,600)                --               (2,600)
  Increase in accounts payable and accrued liabilities         2,500              5,000                7,500
                                                            --------           --------             --------
Cash from (used in) operating activities                     (35,791)           (11,542)             (47,333)
                                                            --------           --------             --------

Financing Activities:
  Increase in due to stockholder                                 353              1,592                1,945
  Proceeds from sale of stock                                     --             50,000               50,000
                                                            --------           --------             --------
Cash from financing activities                                   353             51,592               51,945
                                                            --------           --------             --------

Increase (Decrease) in cash                                  (30,438)            40,050                4,612

Cash, opening                                                 40,050                 --                   --
                                                            --------           --------             --------

Cash, closing                                               $  4,612           $ 40,050             $  4,612
                                                            ========           ========             ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                  $     --           $     --             $     --

  Income taxes                                              $     --           $     --             $     --


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 1 - NATURE OF OPERATIONS

Adtomize, Inc. ("the Company"), incorporated in the state of Nevada on July 31, 2007, is a company with business activities in developing and offering a system to facilitate the buying and selling of internet advertising banners on high traffic websites.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $52,233 as of March 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $150 per month.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ADVERTISING

The Company expenses advertising costs as incurred. The Company has had no advertising activity since inception.

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

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards NO. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 5 - CAPITAL STOCK

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

Common Shares - Issued and Outstanding

During the year ended March 31, 2008, the company issued 1,840,000 common shares for total proceeds of $50,000.

As at March 31, 2009, the Company had 1,840,000 common shares issued and outstanding.

As at March 31, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,491, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $52,233.

The company has non-capital losses of $52,233.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at March 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $1,945.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 8 - CONCENTRATIONS OF RISKS

Cash Balances -

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, will return to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

In April 2009, the FASB issued FSP No. FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly. Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value. This FSP is effective for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In  December  2008,  the  FASB  issued  FSP  No.  FAS  140-4  and  FIN  46(R)-8,
"Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise's involvement with variable interest entities, including qualifying special-purpose entities. This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged. The Company adopted this FSP effective January 1, 2009. The adoption of the FSP had no impact on the Company's results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"). FSP FAS 132(R)-1 requires additional fair value disclosures about employers' pension and postretirement benefit plan assets consistent with guidance contained in SFAS
157. Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009. The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active," ("FSP FAS 157-3"), which clarifies application of SFAS 157 in a market that is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of FSP FAS 157-3 had no impact on the Company's results of operations, financial condition or cash flows.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and FASB Interpretation 46 (revised December 2003), "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," as well as other modifications. While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company's financial statements. The changes would be effective March 1, 2010, on a prospective basis.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB
107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's consolidated financial position, results of operations or cash flows.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
March 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

ITEM 9A.  CONTROLS AND PROCEDURES.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of March 31, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the audit of our financial statements as of March 31, 2009.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2009.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Officers and Directors and their ages and positions are as follows:

Our officers and directors and their ages and positions are as follows:

           Name              Age                Position
           ----              ---                --------

     Lester G. Manalo        29      President, Treasurer, and Director

     Ronald A.T. Lopez       28      Secretary and Director

MR. LESTER G. MANALO

Mr. Lester G. Manalo has been our President, Treasurer and a Director since we were incorporated on July 31, 2007.

Mr. Manalo earned his Bachelor of Science in Computer Science at University of the City of Manila in Manila, Philippines in 1999.

Since July 2003, Mr. Manalo has been employed as an Information Technology Specialist / Supervisor for William Gothong & Aboitiz Supercommerce Inc. in Manila, Philippines. Mr. Manalo has experience performing project management work on networks and systems, and creating related documentation, including work with advanced products from Oracle.From September 2001 to January 2003, Mr. Manalo was employed as an IT Specialist at Transnational E-Business Solutions Inc. in the Philippines. This company provided contact center services, application development, computer based training development, remote data processing, web development and technical support services. From June 2000 through September 2001, Mr. Manalo worked for an affiliate of Transnational Diversified Group Inc. as an IT Specialist. Prior to working with Transnational, Mr. Manalo was employed as a Technical Advisor for Infocom Technologies Inc., a local internet services provider, where he was responsible for telephonic customer support.

MR. RONALD A.T. LOPEZ

Mr. Lopez has been our Secretary and a Director since our inception on July 31, 2007. Since 2006, Mr. Lopez has been employed as a Sales/Application Engineer at Instrumentation & Control Specialist, Inc. in the Philippines. From August 2002 through October 2005, Mr. Lopez worked at Urban Rural Balance, Inc. in the Philippines as a Researcher/Statistician on research projects for the Pasig River Rehabilitation Commission and the External Monitoring of the Resettlement Action Plan. Mr. Lopez was in charge of the data review and data collection of surveys for the monitoring and annual evaluation of the project. He received his Bachelors of Science degree from Newport University in Istanbul in Computer Science Engineering in 2003, and has extensive certifications in Cisco networks as well as in-depth knowledge of various programming languages such as Visual Basic, .Net, ASP and PHP.

AUDIT COMMITTEE

We do not have an audit committee at this time.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation paid to the Chief Executive Officer and to all other executive officers for services rendered during the fiscal year ended March 31, 2009.

                           SUMMARY COMPENSATION TABLE

                                      Annual Compensation                Long Term Compensation
                                 -----------------------------   -------------------------------------
                                                                          Awards            Pay-outs
                                                                 -----------------------    --------
                                                                 Securities   Restricted
                                                                 Underlying    Shares or
                                                                  Options/    Restricted
Name and Principal                                                  SARs         Share        LTIP
     Position         Year(1)    Salary      Bonus      Other     Granted        Units      Pay-outs   All Other
     --------         -------    ------      -----      -----     -------        -----      --------   ---------
Mr. Lester G.          2008       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Manalo                 2009       Nil         Nil        Nil        Nil           Nil          Nil        Nil
President,
Treasurer and
Director

Mr. Ronald A. T.       2008       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Lopez                  2009       Nil         Nil        Nil        Nil           Nil          Nil        Nil
Secretary and
Director

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested(#)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------
Mr. Lester
G. Manalo      --              --              --           --         --          --            --           --           --

Mr. Ronald
A.T. Lopez     --              --              --           --         --          --            --           --           --

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

 COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The table below sets forth the number and percentage of shares of our common stock owned as of December 29, 2008, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                      Name and Address           Amount and Nature       Percentage
Title of Class     of Beneficial Owner(2)    of Beneficial Ownership     of Class(1)
--------------     ----------------------    -----------------------     -----------
Common Stock             Mr. Manalo                  500,000                27.1%

Common Stock             Mr. Lopez                   500,000                27.1%

All Officers as
 a Group                                           1,000,000                54.2%

----------
(1)  Based on 1,840,000 shares of our common stock outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As of March 31, 2009, there is a balance owing to one of our stockholders in the amount of $1,945. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended March 31, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

REVIEW FEES

Moore and Associates, Chartered, billed us $4,500 for reviews of our quarterly financial statements in 2009 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Moore and Associates, Chartered for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Moore and Associates, Chartered and the estimated fees related to these services.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                        Description
-------                        -----------

  3.1         Articles of Incorporation of Registrant *

  3.2         Bylaws of Registrant *

  4.1         Specimen Common Stock Certificate *

  5.1 Opinion of SRK Law Offices regarding the legality of the securities being registered *

  23.1        Consent of Moore & Associates, Chartered *

  23.2        Consent of Legal Counsel (incorporated in Exhibit 5.1) *

  24.1 Power of Attorney (contained on the signature page of this registration statement) *

  31.1        Certification of Lester G. Manalo

  32.1        Certification of Lester G. Manalo

----------
* Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADTOMIZE INC.


June 29, 2009                           By: /s/ Lester G. Manalo
                                           -------------------------------------
                                           Lester G. Manalo
                                           President, Treasurer, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

     Signatures                           Title                        Date
     ----------                           -----                        ----


/s/ Lester G. Manalo           President, Treasurer, Secretary,    June 29, 2009
---------------------------    and Director
Lester G. Manalo