Form 10-Q
period 2009-06-30
ADTOMIZE INC
filed 2009-08-14
CIK 1431880

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal quarter ended June 30, 3009

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

The issuer had 1,840,000 shares of its common stock issued and outstanding as of August 13, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.  Controls and Procedures                                             18

PART II

ITEM 1.  Legal Proceedings                                                   20

ITEM 1A. Risk Factors                                                        20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   21

ITEM 6.  Exhibits

                         CAUTIONARY STATEMENT CONCERNING
                           FORWARD-LOOKING STATEMENTS

USE OF NAMES

In this quarterly report, the terms "Adtomize," "Company," "we," or "our," unless the context otherwise requires, mean Adtomize Inc.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Adtomize, Inc.
(A Development Stage Company)
Balance Sheets
June 30, 2009

                                                                   June 30,           March 31,
                                                                     2009               2009
                                                                   --------           --------
Assets
  Cash                                                             $    230           $  4,612
  Prepaid expenses                                                      100              2,600
                                                                   --------           --------

Total Current Assets                                                    330              7,212
                                                                   --------           --------

Total Assets                                                       $    330           $  7,212
                                                                   ========           ========

Liabilities
  Accounts payable and accrued liabilities                         $  6,749           $  7,500
  Due to related party                                                1,945              1,945
                                                                   --------           --------

Total Current Liabilities                                             8,694              9,445
                                                                   --------           --------

Total Liabilities                                                     8,696              9,445
                                                                   --------           --------

Stockholders' Equity (Deficit)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.0001
  Common shares issued and outstanding -
    1,840,000 common shares                                             184                184
  Additional paid in capital                                         49,816             49,816
  Deficit accumulated during the development stage                  (58,364)           (52,233)
                                                                   --------           --------

Total Stockholders' Equity (Deficit)                                 (8,364)            (2,233)
                                                                   --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)              $    330           $  7,212
                                                                   ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Operations

                                                                                           Period from
                                                 Three Months         Three Months          Inception
                                                    Ended                Ended          (July 31, 2007) to
                                                   June 30,             June 30,             June 30,
                                                     2009                 2008                 2009
                                                  ----------           ----------           ----------
Revenue                                           $       --           $       --           $       --
                                                  ----------           ----------           ----------
Expenses
  Legal and accounting                                 1,500               15,500               35,500
  Transfer Agent and filing fees                       3,381                1,483               14,094
  Web design                                              --                   --                2,000
  General and administrative                           1,250                2,685                6,770
                                                  ----------           ----------           ----------
Total expenses                                         6,131               19,668               58,364

Provision for income taxes                                --                   --                   --
                                                  ----------           ----------           ----------

Net (Loss)                                        $   (6,131)          $  (19,668)          $  (58,364)
                                                  ==========           ==========           ==========

Basic and diluted (loss) per share                $    (0.00)          $    (0.01)
                                                  ==========           ==========

Weighted average number of common shares
 outstanding                                       1,840,000            1,840,000
                                                  ==========           ==========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
For the Period From Inception (July 31, 2007) to March 31, 2009


                                                                                         Accumulated
                                                                                           Deficit
                                                                           Additional      During
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)              --       $  --      $    --       $     --       $     --

Shares issued to founder on July 31, 2007
 @ $0.03 per share (par value $0.0001 per
 share)                                          1,840,000         184       49,816             --         50,000
Net (loss) for the period from inception on
 July 31, 2007 to March 31, 2008                        --          --           --        (16,542)       (16,542)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2008                          1,840,000         184       49,816        (16,542)        33,458
                                                 =========       =====      =======       ========       ========

Net (loss) for the year-ended March 31, 2009            --          --           --        (35,691)       (35,691)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2009                          1,840,000         184       49,816        (52,233)        (2,233)
                                                 =========       =====      =======       ========       ========

Net (loss) for the period-ended June 30, 2009           --          --           --         (6,131)        (6,131)
                                                 ---------       -----      -------       --------       --------

Balance, June 30, 2009                           1,840,000       $ 184      $49,816       $(58,364)      $ (8,364)
                                                 =========       =====      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Cash Flows

                                                                                            Period from
                                                      Three Months       Three Months        Inception
                                                         Ended              Ended        (July 31, 2007) to
                                                        June 30,           June 30,           June 30,
                                                          2009               2008               2009
                                                        --------           --------           --------
Operating Activities:
  Net (Loss)                                            $ (6,131)          $(19,668)          $(58,364)
  (Increase) in prepaid expenses                           2,500                 --               (100)
  Increase in accounts payable and accrued
    liabilities                                             (751)            14,982              6,749
                                                        --------           --------           --------

Cash from (used in) operating activities                  (4,382)            (4,686)           (51,715)
                                                        --------           --------           --------
Financing Activities:
  Increase in due to stockholder                              --                353              1,945
  Proceeds from sale of stock                                 --                 --             50,000
                                                        --------           --------           --------

Cash from financing activities                                --                353             51,945
                                                        --------           --------           --------

Increase (Decrease) in cash                              (4,832)             (4,333)               230

Cash, opening                                              4,612             40,050                 --
                                                        --------           --------           --------

Cash, closing                                           $    230           $ 35,717           $    230
                                                        ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                              $     --           $     --           $     --
  Income taxes                                          $     --           $     --           $     --


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

As at June 30, 2009, the Company had 1,840,000 common shares issued and outstanding.

As at June 30, 2009, the Company has no warrants or options outstanding.

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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $12,840, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $58,364.

The company has non-capital losses of $58,364.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at June 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $1,945.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
June 30, 2009


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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through June 30, 2009.

EXPENSES

Our expenses for the three months ended June 30, 2009 were $6,131 and since our inception were $58,364. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the three months ended June 30, 2009 was $6,131. During the period from July 31, 2007 (date of inception) through June 30, 2009, we incurred a net loss of $58,364. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of June 30, 2009, reflects assets of $330. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the fiscal quarter ended June 30, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of June 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of June 30, 2009.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by March 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by March 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our S-1 filed on May 28, 2008.

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

  3.(ii) Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 9, 2008, and incorporated herein by reference.)

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

                                      ADTOMIZE INC.


Date August 13, 2009                  By: /s/ Lester G. Manalo
                                          --------------------------------------
                                          Lester G. Manalo, President, Treasurer
                                          and Director Principal Executive and
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signatures                        Title                       Date
       ----------                        -----                       ----


/s/ Lester G. Manalo               President, Treasurer          August 13, 2009
----------------------------       and Director
Lester G. Manalo