Form 10-Q
period 2009-09-30
ADTOMIZE INC
filed 2009-11-12
CIK 1431880

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended September 30, 2009

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

The issuer had 1,840,000 shares of its common stock issued and outstanding as of November 12, 2009.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

ITEM 1.  Financial Statements                                                 5

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           16

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          17

ITEM 4.  Controls and Procedures                                             18

PART II

ITEM 1.  Legal Proceedings                                                   20

ITEM 1A. Risk Factors                                                        20

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         20

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk          20

ITEM 4.  Submission of Matters to a Vote of Security Holders                 20

ITEM 5.  Other Information                                                   20

ITEM 6.  Exhibits                                                            20

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS.

Adtomize, Inc.
(A Development Stage Company)
Balance Sheets
September 30, 2009 and March 31, 2009

                                                                   September 30,        March 31,
                                                                       2009               2009
                                                                     --------           --------
                                                                    (unaudited)         (audited)
                                     ASSETS

Current Assets
  Cash                                                               $  8,656           $  4,612
  Prepaid expenses                                                        493              2,600
                                                                     --------           --------
Total Current Assets                                                    9,149              7,212
                                                                     --------           --------

Total Assets                                                         $  9,149           $  7,212
                                                                     ========           ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Accounts payable and accrued liabilities                           $  9,604           $  7,500
  Due to related party                                                 11,805              1,945
                                                                     --------           --------
Total Current Liabilities                                              21,409              9,445
                                                                     --------           --------

Total Liabilities                                                      21,409              9,445
                                                                     --------           --------
Stockholders' Deficit
  Common stock authorized -
    100,000,000 common shares with a par value of $0.0001
  Common shares issued and outstanding -
    1,840,000 common shares                                               184                184
  Additional paid in capital                                           49,816             49,816
  Deficit accumulated during the development stage                    (62,260)           (52,233)
                                                                     --------           --------
Total Stockholders' Deficit                                           (12,260)            (2,233)
                                                                     --------           --------

Total Liabilities and  Stockholders' Deficit                         $  9,149           $  7,212
                                                                     ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

                                                                                                            Period from
                                                                                                             Inception
                                      Three Months     Three Months      Six Months       Six Months      (July 31, 2007)
                                         Ended            Ended            Ended            Ended               to
                                      September 30,    September 30,    September 30,    September 30,     September 30,
                                          2009             2008             2009              2008              2009
                                       ----------       ----------       ----------        ----------        ----------
Revenue                                $       --       $       --       $       --        $       --        $       --
                                       ----------       ----------       ----------        ----------        ----------
Expenses
  Legal and accounting                      1,500            1,500            3,000            17,000            37,000
  Transfer agent and filing fees            1,104            2,600            4,485             4,083            15,200
  Web design                                   --               --               --                --             2,000
  General and administrative                1,292              559            2,542             3,244             8,060
                                       ----------       ----------       ----------        ----------        ----------
Total expenses                              3,896            4,659           10,027            24,327            62,260
                                       ----------       ----------       ----------        ----------        ----------
Net loss before provision for
 income taxes                              (3,896)          (4,659)         (10,027)          (24,327)          (62,260)

Provision for income taxes                     --               --               --                --                --
                                       ----------       ----------       ----------        ----------        ----------

Net Loss                               $   (3,896)      $   (4,659)      $  (10,027)       $  (24,327)       $  (62,260)
                                       ==========       ==========       ==========        ==========        ==========

Basic and diluted (loss) per share     $    (0.00)      $    (0.01)      $    (0.01)       $    (0.01)
                                       ==========       ==========       ==========        ==========

Weighted  average  number of common
 shares outstanding                     1,840,000        1,840,000        1,840,000         1,840,000
                                       ==========       ==========       ==========        ==========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (unaudited)
For the period from Inception (July 31, 2007) to September 30, 2009

                                                                                         Accumulated
                                                                                           Deficit
                                                                           Additional      During
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)              --       $  --      $    --       $     --       $     --

Shares issued to founder on July 31, 2007
 @ $0.03 per share (par value $0.0001 per
 share)                                          1,840,000         184       49,816             --         50,000
Net (loss) for the period from inception on
 July 31, 2007 to March 31, 2008                        --          --           --        (16,542)       (16,542)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2008                          1,840,000         184       49,816        (16,542)        33,458
                                                 =========       =====      =======       ========       ========

Net (loss) for the year-ended March 31, 2009            --          --           --        (35,691)       (35,691)
                                                 ---------       -----      -------       --------       --------

Balance, March 31, 2009                          1,840,000         184       49,816        (52,233)        (2,233)
                                                 =========       =====      =======       ========       ========
Net loss for the period-ended
 September 30, 2009                                     --          --           --        (10,027)       (10,027)
                                                 ---------       -----      -------       --------       --------

Balance, September 30, 2009                      1,840,000       $ 184      $49,816       $(62,260)      $(12,260)
                                                 =========       =====      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

                                                                                                Period from
                                                                                                 Inception
                                                           Six Months         Six Months       (July 31, 2007)
                                                             Ended              Ended                to
                                                          September 30,      September 30,      September 30,
                                                              2009               2008               2009
                                                            --------           --------           --------
Operating Activities:
  Net Loss                                                  $(10,027)          $(24,327)          $(62,260)
  (Increase) decrease in prepaid expenses                      2,107             (8,200)              (493)
  Increase (decrease) in accounts payable and
   accrued liabilities                                         2,104             (1,500)             9,604
                                                            --------           --------           --------

Cash used in operating activities                             (5,816)           (34,027)           (53,149)
                                                            --------           --------           --------
Financing Activities:
  Increase in due to stockholder                               9,860                353             11,805
  Proceeds from sale of stock                                     --                 --             50,000
                                                            --------           --------           --------

Cash from financing activities                                 9,860                353             61,805
                                                            --------           --------           --------

Increase (Decrease) in cash                                    4,044            (33,674)             8,656

Cash, opening                                                  4,612             40,050                 --
                                                            --------           --------           --------

Cash, closing                                               $  8,656           $  6,376           $  8,656
                                                            ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                  $     --           $     --           $     --
                                                            ========           ========           ========

      Income taxes                                          $     --           $     --           $     --
                                                            ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


NOTE 1 - NATURE OF OPERATIONS

Adtomize, Inc. ("the Company"), incorporated in the state of Nevada on July 31, 2007, is a company with business activities in developing and offering a system to facilitate the buying and selling of internet advertising banners on high traffic websites.

The company has limited operations and is considered to be in the development stage.

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $62,260 as of September 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

FINANCIAL INSTRUMENT

The Company's financial instruments consist of cash, prepaid expenses, payables, and an amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its financial instruments and that their fair values approximate their carrying values except where separately disclosed.

PROPERTY

The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $150 per month.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NET INCOME PER COMMON SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

As at September, 2009, the Company had 1,840,000 common shares issued and outstanding.

As at September, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes usimg an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $13,697, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $62,260.

The company has non-capital losses of $62,260 since its inception.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at September 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $11,805.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2009


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

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2009 through November 12, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception) through September 30, 2009.

EXPENSES

Our expenses for the three and six months ended September 30, 2009 were $3,896 and $10,027 compared to $4,659 and $24,327 for the three and six months ended September 30, 2008. Since our inception, total expenses were $62,260. The expenses were comprised of $1,500 and $3,000 for legal and accounting, $1,104 and $4,485 for transfer agent and filing fees and $1,292 and $2,542 for general and administrative expenses for the three and six months ended September 30, 2009. For the three and six months ended September 30 2008, the expenses were comprised of $1,500 and $17,000 for legal and accounting, $2,600 and $4,083 for transfer agent and filing fees and $559 and $3,244 for general and administrative expenses. Expenses decreased in 2009 from 2008 due to an overall decrease in activity in the company and a temporary liquidity issue.

NET LOSS

Our net loss for the three and six months ended September 30, 2009 was $3,896 and $10,027. During the period from July 31, 2007 (date of inception) through September 30, 2009, we incurred a net loss of $62,260. This loss consisted primarily of administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of September 30, 2009, reflects assets of $9,149. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

GOING CONCERN CONSIDERATION

The financial statements contained herein for the periods ended September 30, 2009, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. There is a significant risk that we will be unable to continue as a going concern.

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

As of September 30, 2009 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of September 30, 2009.

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

                                      ADTOMIZE INC.


Date November 12, 2009                By: /s/ Lester G. Manalo
                                          --------------------------------------
                                          Lester G. Manalo, President, Treasurer
                                          and Director Principal Executive and
                                          Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

       Signatures                        Title                      Date
       ----------                        -----                      ----


/s/ Lester G. Manalo               President, Treasurer        November 12, 2009
----------------------------       and Director
Lester G. Manalo