Form 10-K/A
period 2009-03-31
ADTOMIZE INC
filed 2010-02-19
CIK 1431880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,840,000 shares of common stock as of February 18, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

Not Applicable

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                        10
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of Securities Holders               14

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   14
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 8.   Financial Statements                                                19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            29
Item 9A.  Controls and Procedures                                             29
Item 9B.  Other Information                                                   30

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance              31
Item 11.  Executive Compensation                                              32
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     33
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        33
Item 14.  Principal Accounting Fees and Services                              34

                                     Part IV

Item 15.  Exhibits                                                            34

Signatures                                                                    35

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

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

The safe harbors of forward-looking statements provided by Section 21E of the exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

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

ITEM 1. BUSINESS

OVERVIEW

We are a development stage company that was incorporated on July 31, 2007 in the state of Nevada. Since our inception, we have commenced only limited operations, primarily focused on initial marketing and planning of our Global Advertising Gateway system Due to a lack of funding, we have been unable to implement our business plan. We have never declared bankruptcy, have never been in receivership, and have never been involved in any legal action or proceedings. We have not made any significant purchase or sale of assets, nor has the Company been involved in any mergers, acquisitions or consolidations. We are not a blank check registrant as that term is defined in Rule 419(a)(2) of Regulation C of the Securities Act of 1933, because we have a specific business plan and purpose. Neither the Company nor its officers, Directors, promoters or affiliates, has had preliminary contact or discussions with, nor do we have any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger.

We have not generated any revenue to date and we do not expect to generate revenues during the first 12 months of our operations. Our Directors have reserved a domain name for us and have also acquired web and email hosting. We have not commenced operations other than certain preliminary surveys conducted by our officers. We have completed our information only website and our officers have commenced limited marketing of our proposed product. Subject to raising additional funds, we plan to develop and deploy on our web site our Global Advertising Gateway system, a software product that will facilitate the buying and selling of internet advertising space by matching websites interested in selling advertising space with websites interested in purchasing advertising space. We then intend to organize an online database of high traffic web sites and market them to potential advertisers through our proprietary web site.

We also intend, to market our advertising brokerage service by way of an online campaign aimed at the owners of under-achieving, low-traffic web sites, whom we consider the potential buyers of our service. Our working assumption is that these owners will be interested in increasing web traffic that in turn may generate revenues. We plan to offer them a method of achieving this objective. By visiting our web site, low-traffic websites will be able to buy web advertising in the form of standardized banners on high traffic web sites.

We do not currently have sufficient capital to operate our business, and, we require additional funding in the future to sustain our operations. There is no assurance that we will have revenue in the future or that we will be able to secure the necessary funding to develop our business.

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

We intend to complete the full web site and the initial software development within the first twelve months after receipt of funding. We plan to retain the services of a software developer on a consulting basis for the first two or three years of our operation to work on system upgrades. Our web application will reside at http://adtomize.com.

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

RISKS RELATING TO OUR LACK OF OPERATING HISTORY

RISK FACTORS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $(58,239) for the period from July 31, 2007, (date of inception) through March 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.
As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

2. WE ARE A DEVELOPMENT STAGE COMPANY AND MAY NEVER BE ABLE TO EXECUTE OUR BUSINESS PLAN.

We were incorporated on July 31, 2007 in the state of Nevada. We currently have no products, customers, or revenues. Although we have begun initial planning for the development of our Global Advertising Gateway system and our online advertising services, we may not be able to execute our business plan unless and until we are successful in raising additional funds. We anticipate that we will require more than the $50,000 that has been invested by our current stockholders to commence operations, and to remain operational during the next twelve months. We may require additional financing in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. Failure to secure the needed additional financing will have a very serious effect on our company's ability to survive. At this time, there are no anticipated additional sources of funds in place.

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

4. WE HAVE NO OPERATING HISTORY AND HAVE MAINTAINED LOSSES SINCE INCEPTION, WHICH WE EXPECT WILL CONTINUE IN THE FUTURE.

Management believes that the prior investment of $50,000 by our current stockholders will not be sufficient to commence operations and to continue our planned activities. We also expect to continue to incur operating losses in future periods. These losses will occur because we do not yet have any revenues to offset the expenses associated with the development of our Global Advertising Gateway system and the marketing and sale of our online advertising services. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

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

We are a start-up company and we intend to market and sell our Global Advertising Gateway system. Messrs. Manalo and Lopez, our current officers, have effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon these this individual's ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

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

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our registered independent auditors have issued a going concern opinion. This means that our registered independent auditors believe there is substantial doubt that we can continue as an on-going business for the next 12 months. We do not anticipate that we will generate significant revenues until we can develop our website and execute our business plan as further described above and in the section entitled "Our Business."

Subject to raising additional funds, , we plan to develop and deploy on our web site our Global Advertising Gateway system, a software product that will facilitate the buying and selling of internet advertising space by matching websites interested in selling advertising space with websites interested in purchasing advertising space. We then intend to organize an online database of high traffic web sites and market them to potential advertisers through our proprietary web site.

Subject to raising additional funds, we also intend to market our advertising brokerage service by way of an online campaign aimed at the owners of under-achieving, low-traffic web sites, whom we consider the potential buyers of our service. Our working assumption is that these owners will be interested in increasing web traffic that in turn may generate revenues. We plan to offer them a method of achieving this objective. By visiting our web site, low-traffic websites will be able to buy web advertising in the form of standardized banners on high traffic web sites.

PLAN OF OPERATION

We plan to develop an online database and the brokerage service described above, and to market our advertising brokerage service. We plan to raise additional funds, by way of a private placement in order to address the "going concern" qualification cited in our financial statements. If we are successful in raising such funds, we expect to be able to complete our business plan. Below is a chart of our estimated budgeted expenditures by significant area of activity over the next 12 months.

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

EXPENSES

Our expenses for the twelve month period ended March 31, 2009 and 2008, were $41,059 and $14,180. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred expenses of $55,239. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended March 31, 2009 and 2008 was $41,059 and $14,180. During the period from July 31, 2007 (date of inception), through March 31, 2009, we incurred a net loss of $55,239. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2009 reflects assets of $7,112 in the form of cash and cash equivalents and prepaid expenses. Since inception, we have sold 1,840,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                             www.maddoxungar.com

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Adtomize, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Adtomize, Inc. (the "Company") as of March 31, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the periods then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adtomize, Inc. as of March 31, 2009 and 2008 and the results of its operations and its cash flows for the periods then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, has received no revenue from sales of products or services, and has incurred losses from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
February 2, 2010

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2009 AND 2008

                                                                           March 31,          March 31,
                                                                             2009               2008
                                                                           --------           --------
                                       ASSETS

Current Assets
  Cash and cash equivalents                                                $  4,612           $ 40,049
  Prepaid expenses                                                            2,500                 --
                                                                           --------           --------

Total Assets                                                               $  7,112           $ 40,049
                                                                           ========           ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Accounts payable and accrued liabilities                                 $ 10,406           $  2,638
  Due to related party                                                        1,945              1,591
                                                                           --------           --------
Total Liabilities                                                            12,351              4,229
                                                                           --------           --------

Stockholders' Equity (Deficit)
  Common stock, par value $0.0001; 100,000,000 share authorized,
   1,840,000 shares issued and outstanding                                      184                184
  Additional paid in capital                                                 49,816             49,816
  Deficit accumulated during the development stage                          (55,239)           (14,180)
                                                                           --------           --------
Total Stockholders' Equity (Deficit)                                         (5,239)            35,820
                                                                           --------           --------

Total Liabilities and  Stockholders' Equity (Deficit)                      $  7,112           $ 40,049
                                                                           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008
        FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2009

                                                                                             Period from
                                                                                            July 31, 2007
                                                   Year ended          Period ended        (Inception) to
                                                    March 31,            March 31,            March 31,
                                                      2009                 2008                 2009
                                                   ----------           ----------           ----------
REVENUE                                            $       --           $       --           $       --
                                                   ----------           ----------           ----------
OPERATING EXPENSES
  Legal and accounting                                 25,500               12,000               37,500
  Transfer Agent and filing fees                       10,548                  500               11,048
  General and administrative                            5,011                1,680                6,691
                                                   ----------           ----------           ----------
TOTAL OPERATING EXPENSES                               41,059               14,180               55,239
                                                   ----------           ----------           ----------

NET LOSS PRIOR TO INCOME TAXES                        (41,059)             (14,180)             (55,239)

PROVISION FOR INCOME TAXES                                 --                   --                   --
                                                   ----------           ----------           ----------

NET LOSS                                           $  (41,059)          $  (14,180)          $  (55,239)
                                                   ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED              $    (0.02)          $    (0.01)
                                                   ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       1,840,000            1,840,000
                                                   ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2009

                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional    During the
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)            --       $   --      $     --      $      --       $     --

Shares issued to founders at $0.008 per
share                                          1,000,000          100         7,900             --          8,000

Shares issued for cash at $0.05 per share        840,000           84        41,916             --         42,000

Net loss for the period ended March 31, 2008          --           --            --        (14,180)       (14,180)
                                               ---------       ------      --------      ---------       --------

Balance, March 31, 2008                        1,840,000          184        49,816        (14,180)        35,820

Net loss for the year ended March 31, 2009            --           --            --        (41,059)       (41,059)
                                               ---------       ------      --------      ---------       --------

Balance, March 31, 2009                        1,840,000       $  184      $ 49,816      $ (55,239)      $ (5,239)
                                               =========       ======      ========      =========       ========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  FOR THE PERIODS ENDED MARCH 31, 2009 AND 2008
        FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2009

                                                                                                 Period from
                                                                                                July 31, 2007
                                                           Year ended        Period ended      (Inception) to
                                                            March 31,          March 31,          March 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                   $(41,059)          $(14,180)          $(55,239)
  Changes in assets and liabilities:
    (Increase) in prepaid expenses                            (2,500)                --             (2,500)
    Increase in accounts payable and accrued liabilities       7,768              2,638             10,406
                                                            --------           --------           --------
CASH USED IN OPERATING ACTIVITIES                            (35,791)           (11,542)           (47,333)
                                                            --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                                 354              1,591              1,945
  Proceeds from sale of stock                                     --             50,000             50,000
                                                            --------           --------           --------
CASH PROVIDED BY FINANCING ACTIVITIES                            354             51,591             51,945
                                                            --------           --------           --------

INCREASE (DECREASE) IN CASH                                  (35,437)            40,049              4,612

Cash, beginning balance                                       40,049                 --                 --
                                                            --------           --------           --------

Cash, ending balance                                        $  4,612           $ 40,049           $  4,612
                                                            ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                      $      0           $      0           $      0
                                                            ========           ========           ========

Cash paid for income taxes                                  $      0           $      0           $      0
                                                            ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


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

The Company's activities to date have been supported by equity financing and loans from a stockholder. It has sustained losses in all previous reporting periods with an inception to date loss of $55,239 as of March 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

PROPERTY
The Company does not own any property. Our office space is leased to us on a month to month basis for approximately $200 per month.

ADVERTISING
The Company expenses advertising costs as incurred. The Company has had no advertising activity since inception.

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


NOTE 3 - SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

INCOME TAXES
The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company's predecessor operated as entity exempt from Federal and State income taxes.

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

RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled "Subsequent Events". Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered "issued" when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


NOTE 3 - SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The adoption of SFAS 165 (ASC 855-10) during the quarter ended September 30, 2009 did not have a significant effect on the Company's financial statements as of that date or for the quarter or year-to-date period then ended. In connection with preparing the accompanying unaudited financial statements as of September 30, 2009 and for the quarter and nine month period ended September 30, 2009, management evaluated subsequent events through the date that such financial statements were issued (filed with the SEC)..

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company's financial position, operations or cash flows.

NOTE 4 - PREPAID EXPENSES

During the year ended March 31, 2009, the Company prepaid a one year contract to Island Stock Transfer for $10,000. The contract is being amortized quarterly and the remaining balance as of March 31, 2009 was $2,500.

NOTE 5 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accrued expenses consisted of the following as of March 31:

                                                  2009                 2008
                                                -------              -------

Accrued accounting fees                         $ 8,000              $ 2,000
Accrued rent                                        270                  138
Accrued legal fees                                1,000                   --
Accrued filing fees                               1,136                  500
                                                -------              -------
      Total Accrued Expenses                    $10,406              $ 2,638
                                                =======              =======

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


NOTE 6 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of March 31, 2009 and 2008 there was $1,945 and $1,591 due, respectively.

NOTE 7 - CAPITAL STOCK

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 1,000,000 common shares at $0.008 per share to founders for total proceeds of $8,000. Additionally, the Company issued 840,000 shares at $0.05 per share during the period ended March 31, 2008 for total proceeds of $42,000

As of March 31, 2009, the Company had 1,840,000 common shares issued and outstanding.

As of March 31, 2009, the Company has no warrants or options outstanding.

NOTE 8 - INCOME TAXES

The provision for Federal income tax consists of the following:

                                                    March 31,          March 31,
                                                      2009               2008
                                                    --------           --------
Refundable Federal income tax attributable to:
  Current Operations                                $ 13,960           $  4,821
  Less: valuation allowance                          (13,960)            (4,821)
                                                    --------           --------
Net provision for Federal income taxes              $      0           $      0
                                                    ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                    March 31,          March 31,
                                                      2009               2008
                                                    --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                      $ 18,781           $  4,821
  Less: valuation allowance                          (18,781)            (4,821)
                                                    --------           --------
Net deferred tax asset                              $      0           $      0
                                                    ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $55,239 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2009 AND 2008


NOTE 9 - RELATED PARTY TRANSACTIONS

As at March 31, 2009 and 2008, there are balances owing to a stockholder of the Company in the amount of $1,945 and $1,591, respectively. The terms of this loan are discussed in Note 6.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 10 - CONCENTRATION OF RISKS

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). This government corporation insured balances up to $100,000 through October 13, 2008. As of October 14, 2008 all non-interest-bearing transaction deposit accounts at an FDIC-insured institution, including all personal and business checking deposit accounts that do not earn interest, are fully insured for the entire amount in the deposit account. This unlimited insurance coverage is temporary and will remain in effect for participating institutions until December 31, 2009.

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

NOTE 11 - SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

 Disclosure controls and procedures are the controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

We have carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the fiscal year covered by this Annual Report.

Based on that evaluation, our principal executive officer and principal financial officer have concluded that except as noted below in our management's report, the Company's disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

As of March 31, 2009 our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and their ages and positions are as follows:

           Name              Age                Position
           ----              ---                --------

     Lester G. Manalo        29      President, Treasurer, and Director

     Ronald A. T. Lopez      28      Secretary and Director


MR. LESTER G. MANALO

Mr. Lester G. Manalo has been our President, Treasurer and a Director since we were incorporated on July 31, 2007.

Mr. Manalo earned his Bachelor of Science in Computer Science at University of the City of Manila in Manila, Philippines in 1999.

Since July 2003, Mr. Manalo has been employed as an Information Technology Specialist / Supervisor for William Gothong & Aboitiz Supercommerce Inc. in Manila, Philippines. Mr. Manalo has experience performing project management work on networks and systems, and creating related documentation, including work with advanced products from Oracle.

From September 2001 to January 2003, Mr. Manalo was employed as an IT Specialist at Transnational E-Business Solutions Inc. in the Philippines. This company provided contact center services, application development, computer based training development, remote data processing, web development and technical support services.

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

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our board of directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

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

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended March 31, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended March 31, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

               Fiscal                                                   Non-Equity      Nonqualified
 Name and       Year                                                    Incentive         Deferred
 Principal     Ended                            Stock       Option        Plan         Compensation    All Other
 Position     March 31,   Salary($)  Bonus($)  Awards($)   Awards($)  Compensation($)   Earnings($)  Compensation($) Totals($)
 --------     ---------   ---------  --------  ---------   ---------  ---------------   -----------  --------------- ---------
Lester         2009           0         0          0           0             0                0             0              0
Manalo(1)      2008           0         0          0           0             0                0             0              0

Ronald         2009      37,935         0          0           0             0                0             0         37,935
A. T. Lopez(2) 2008      37,935         0          0           0             0                0             0         37,935

NOTES:

(1) Mr. Manalo has been our President, Treasurer, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer), and a Director since we were incorporated on July 31, 2007.
(2) Mr. Lopez has been our Secretary and Director since we were incorporated on July 31, 2007.

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

During the fiscal period covered by this Report and as of March 31, 2009, there is a balance owed to Mr. Lester Manalo, our principal executive and financial officer, in the amount of $1,945. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended March 31, 2009 and 2008, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during that fiscal year were $5,500 and $2,000 respectively. The aggregate fees billed by our auditors, for professional services rendered for the re-audit of our annual financial statements for the year ended March 31, 2009 because of the PCAOB ruling regarding Moore and Associates, Chartered, (as disclosed in the Explanatory Note above) were $2,500.

For the year ended March 31, 2009, Moore and Associates, Chartered billed us for $3,500 in audit fees.

REVIEW FEES

Our former auditors billed us $4,500 for reviews of our quarterly financial statements in 2009 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to our former auditors for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by our auditors and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit                                  Description
-------                                  -----------

3.1* Articles of Incorporation of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.)

3.2* Bylaws of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.)

4.1* Specimen Common Stock Certificate. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on July 16, 2008, and incorporated herein by reference.)

31.1          Certification of Lester G. Manalo

32.1          Certification of Lester G. Manalo

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ADTOMIZE INC.


                            By: /s/ Lester G. Manalo
                               -------------------------------------------------
                                Lester G. Manalo
                                President, Treasurer, and Director
                                (Principal Executive and Principal Financial and Accounting Officer)
                                February 18, 2010

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

Signatures                                       Title                                          Date
----------                                       -----                                          ----


/s/ Lester G. Manalo               President, Treasurer, and Director                      February 18, 2010
---------------------------        (Principal Executive and Principal Financial
Lester G. Manalo                   and Accounting Officer)


/s/ Ronald A.T. Lopez              Secretary and Director                                  February 18, 2010
---------------------------
Lester G. Manalo