Form 10-Q
period 2009-12-31
ADTOMIZE INC
filed 2010-02-19
CIK 1431880

U. S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the fiscal quarter ended December 31, 2009

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

                                  775.583.1801
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (ss.229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [ ] YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] YES [ ] NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,840,000 common shares issued and outstanding as of February 14, 2009

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited interim financial statements for the nine month period ended December 31, 2009 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Adtomize, Inc.
(A Development Stage Company)
Balance Sheets
December 31, 2009 and March 31, 2009

                                                                       December 31,        March 31,
                                                                          2009               2009
                                                                        --------           --------
                                                                       (unaudited)         (audited)
                                     ASSETS
Current Assets
  Cash                                                                  $  4,612           $  4,612
  Prepaid expenses                                                            --              2,500
                                                                        --------           --------

Total Current Assets                                                       4,612              7,112
                                                                        ========           ========

Total Assets                                                            $  4,612           $  7,112

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
  Accounts payable and accrued liabilities                              $  6,746           $ 10,406
  Due to related party                                                    11,805              1,945
                                                                        --------           --------
Total Current Liabilities                                                 18,551             12,351
                                                                        --------           --------

Total Liabilities                                                         18,551             12,351
                                                                        --------           --------
Stockholders' Deficit
  Common stock authorized -
    100,000,000 common shares with a par value of $0.0001
  Common shares issued and outstanding -
    1,840,000 common shares                                                  184                184
  Additional paid in capital                                              49,816             49,816
  Deficit accumulated during the development stage                       (63,939)           (55,239)
                                                                        --------           --------
Total Stockholders' Deficit                                              (13,939)            (5,239)
                                                                        --------           --------

Total Liabilities and  Stockholders' Deficit                            $  4,612           $  7,112
                                                                        ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Operations (unaudited)

                                                                                                         Period from
                                                                                                          Inception
                                      Three Months     Three Months     Nine Months      Nine Months   (July 31, 2007)
                                          Ended            Ended           Ended            Ended             to
                                       December 31,     December 31,    December 31,     December 31,     December 31,
                                          2009             2008            2009             2008             2009
                                       ----------       ----------      ----------       ----------       ----------
Revenue                                $       --       $       --      $       --       $       --       $       --
                                       ----------       ----------      ----------       ----------       ----------
Expenses
  Legal and accounting                      1,890            1,500           1,390           18,500           38,890
  Transfer agent and filing fees              439            2,500           4,845            6,083           15,894
  General and administrative                1,250             4,33           2,465            3,540            9,155
                                       ----------       ----------      ----------       ----------       ----------
Total expenses                              3,579            4,433           8,700           28,123           63,939
                                       ----------       ----------      ----------       ----------       ----------
Net loss before provision for
income taxes                               (3,579)          (4,433)         (8,700)         (28,123)         (63,939)

Provision for income taxes                     --               --              --               --               --
                                       ----------       ----------      ----------       ----------       ----------

Net Loss                               $   (3,579)      $   (4,433)     $   (8,700)      $  (28,123)      $  (63,939)
                                       ==========       ==========      ==========       ==========       ==========

Basic and diluted (loss) per share     $     (0.0)      $    (0.01)     $    (0.01)      $    (0.01)
                                       ==========       ==========      ==========       ==========

Weighted average number of common
 shares outstanding                     1,840,000        1,840,000       1,840,000        1,840,000
                                       ==========       ==========      ==========       ==========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit (unaudited)
For the period from Inception (July 31, 2007) to December 31, 2009

                                                                                         Accumulated
                                                                                           Deficit
                                                                           Additional      During
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)              --      $    --    $     --      $      --       $      --

Shares issued to founder @ $0.008 per share      1,000,000          100       7,900             --           8,000

Shares issued for cash @ $0.05 per share           840,000           84      41,916             --          42,000

Net loss for the period from inception on
 July 31, 2007 to March 31, 2008                        --           --          --        (14,180)        (14,180)
                                                 ---------      -------    --------      ---------       ---------
Balance, March 31, 2008                          1,840,000          184      49,816        (14,180)         35,820

Net loss for the year ended March 31, 2009              --           --          --        (41,059)        (41,059)
                                                 ---------      -------    --------      ---------       ---------
Balance, March 31, 2009                          1,840,000          184      49,816        (55,239)         (5,239)

Net loss for the period-ended December 31, 2009         --           --          --         (8,700)         (8,700)
                                                 ---------      -------    --------      ---------       ---------

Balance, December 31, 2009                       1,840,000      $   184    $ 49,816      $ (63,939)      $ (13,939)
                                                 =========      =======    ========      =========       =========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

                                                                                                Period from
                                                                                                 Inception
                                                           Nine Months        Nine Months     (July 31, 2007)
                                                              Ended              Ended               to
                                                           December 31,       December 31,       December 31,
                                                              2009               2008               2009
                                                            --------           --------           --------
Operating Activities:
  Net Loss                                                  $ (8,700)          $(28,123)          $(63,939)
  (Increase) decrease in prepaid expenses                      2,500             (5,400)                --
  Increase (decrease) in accounts payable and
   accrued liabilities                                        (3,660)                --              6,746
                                                            --------           --------           --------

Cash used in operating activities                             (9,860)           (33,523)           (57,193)
                                                            --------           --------           --------
Financing Activities:
  Increase in due to stockholder                               9,860                352             11,805
  Proceeds from sale of stock                                     --                 --             50,000
                                                            --------           --------           --------

Cash from financing activities                                 9,860                352             61,805
                                                            --------           --------           --------
Increase (Decrease) in cash                                       --            (33,171)             4,612

Cash, opening                                                  4,612             40,050                 --
                                                            --------           --------           --------

Cash, closing                                               $  4,612           $  6,879           $  4,612
                                                            ========           ========           ========

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
  Interest                                                  $     --           $     --           $     --
                                                            ========           ========           ========
  Income taxes                                              $     --           $     --           $     --
                                                            ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $63,939 as of December 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the periods presented, this calculation proved to be anti-dilutive.

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

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid.

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

BASIS OF PRESENTATION

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's registration statement filed with the SEC on Form 10-K. In the opinion of management, all adjustments necessary in order for the financial statements to be not misleading have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements as of and for the period ended March 31, 2009 as reported in Form 10-K, have been omitted.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


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

As at December 31, 2009, the Company had 1,840,000 common shares issued and outstanding.

As at December 31, 2009, the Company has no warrants or options outstanding.

NOTE 6 - INCOME TAXES

The Company provides for income taxes usimg an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $14,090, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $64,049.

The company has non-capital losses of $64,049 since its inception.

NOTE 7 - RELATED PARTY TRANSACTIONS

As at December 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $11,805.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


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

Adtomize, Inc.
(A Development Stage Company)
Notes to Financial Statements
December 31, 2009


NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE 10 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors".

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", "company", and "Adtomize" mean Adtomize Inc., a Nevada corporation, unless otherwise indicated.

CORPORATE OVERVIEW

The address of our principal executive office is 8th Floor - 200 South Virginia Street, Reno, NV 89501. Our telephone number is 775.583.1801.

We have not been involved in any bankruptcy, receivership or similar proceeding.

GENERAL OVERVIEW

We were incorporated in the state of Nevada on July 31, 2007. We are in the business of developing an online advertising brokerage service to bring together high traffic web site publishers with companies wishing to place ads on them in order to drive traffic to their own internet sites.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2010.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2009, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

EMPLOYEES

We do not expect any significant changes in the number of employees during the next twelve month period. Currently, our directors and officers act as our only employees.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended December 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended December 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Three Month
                                                                 Periods Ended
                              Three Month       Three Month    December 31, 2009
                             Period Ended      Period Ended           and
                              December 31,      December 31,      December 31,
                                 2009              2008              2008
                               --------          --------          --------
Revenue                        $    Nil          $    Nil          $    Nil
Accounting and legal           $  1,890          $  1,500          $    390
General & administrative       $  1,250          $    433          $    817
Transfer Agent                 $    439          $  2,500          $ (2,061)
Net loss                       $ (3,579)         $ (4,433)         $    854


Our expenses decreased during the three month period ended December 31, 2009 compared to the same period in 2008 primarily as a result of an overall decrease in activity in the company due to a lack of liquidity.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AND 2008

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended December 31, 2009 and 2008.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month period ended December 31, 2009 and 2008 and the changes between those periods for the respective items are summarized as follows:

                                                                Change Between
                                                                  Nine Month
                                                                 Periods Ended
                              Nine Month        Nine Month     December 31, 2009
                             Period Ended      Period Ended           and
                              December 31,      December 31,      December 31,
                                 2009              2008              2008
                               --------          --------          --------
Revenue                        $    Nil          $    Nil          $    Nil
Accounting and legal           $  1,390          $ 18,500          $(17,110)
General & administrative       $  2,465          $  3,540          $ (1,075)
Transfer Agent                 $  4,845          $  6,083          $ (1,238)
Net loss                         (5,810)         $(28,123)         $(22,313)

Our expenses decreased during the nine month period ended December 31, 2009 over the same period in 2008, primarily as a result of an overall decrease in activity in the company due to a lack of liquidity.

LIQUIDITY AND FINANCIAL CONDITION

WORKING CAPITAL

                                                                Change Between
                              Nine Month                       December 31, 2009
                            Period Ended        Year Ended           and
                             December 31,        March 31,         March 31,
                                 2009              2008              2008
                               --------          --------          --------
                                 ($)                ($)               ($)
Current Assets                   4,612             7,112            (2,500)
Current Liabilities             18,551            12,351             6,200
Working Capital/(Deficit)      (13,939)           (5,239)            9,620

CASH FLOWS

                                                                                         Change Between
                                                                                           Nine Month
                                                                                          Periods Ended
                                                       Nine Month        Nine Month     December 31, 2009
                                                      Period Ended      Period Ended           and
                                                       December 31,      December 31,      December 31,
                                                          2009              2008              2008
                                                        --------          --------          --------
                                                          ($)                ($)               ($)
Cash Flows from Operating Activities                    (9,860)           (33,523)           23,663
Cash Flows provided by/(used in) Investing Activities      Nil                Nil               Nil
Cash Flows from Financing Activities                     9,860                352             9,508
                                                        ------            -------           -------
Net Decrease in Cash During Period                         Nil            (33,171)           33,171
                                                        ======            =======           =======

As of December 31, 2009, our total assets were $4,612 and our total liabilities were $18,551 and we had a working capital deficit of $13,939. Our financial statements report a net loss of $8,700 for the nine months ended December 31, 2009, and a net loss of $63,939 for the period from July 31, 2007 (inception) to December 31, 2009.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2009, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

We anticipate that additional funding will be required in the form of debt or equity capital financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through debt to meet our obligations over the next twelve months. We do not have any arrangements in place for any future debt or equity financing.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.
FINANCIAL INSTRUMENT

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company", we are not required to provide tabular disclosure obligations.

ITEM 4T. CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the SECURITIES EXCHANGE ACT OF 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer and our principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of December 31, 2009, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

                                     PART II

                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A. RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

RISKS RELATING TO OUR BUSINESS

WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

Our company has incurred net losses of $60,049 for the period from July 31, 2007, (date of inception) through December 31, 2009. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

BECAUSE MESSRS, MANALO AND LOPEZ HAVE NO EXPERIENCE IN RUNNING A COMPANY THAT SELLS ONLINE ADVERTISING SERVICES, THEY MAY NOT BE ABLE TO SUCCESSFULLY OPERATE SUCH A BUSINESS WHICH COULD CAUSE YOU TO LOSE YOUR INVESTMENT.

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

FUTURE REGULATION OF THE INTERNET COULD RESTRICT OUR BUSINESS, PREVENT US FROM OFFERING SERVICES, AND/OR INCREASE OUR COST OF DOING BUSINESS

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

RISKS ASSOCIATED WITH OUR COMMON STOCK

TRADING ON THE OTC BULLETIN BOARD MAY BE VOLATILE AND SPORADIC, WHICH COULD DEPRESS THE MARKET PRICE OF OUR COMMON STOCK AND MAKE IT DIFFICULT FOR OUR STOCKHOLDERS TO RESELL THEIR SHARES.

Our common stock is quoted on the OTC Bulletin Board service of the Financial Industry Regulatory Authority. Trading in stock quoted on the OTC Bulletin Board is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Bulletin Board is not a stock exchange, and trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on a quotation system like NASDAQ or a stock exchange like Amex. Accordingly, shareholders may have difficulty reselling any of their shares.

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS AND FINRA'S SALES PRACTICE REQUIREMENTS, WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority' requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

OTHER RISKS

TRENDS, RISKS AND UNCERTAINTIES

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number   Description

  (3)           ARTICLES OF INCORPORATION AND BYLAWS

   3.1 Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-1 filed on May 9, 2008).

 (31)           SECTION 302 CERTIFICATIONS

  31.1*         Section 302 Certification of Principal Executive Officer.

 (32)           SECTION 906 CERTIFICATION

  32.1*         Section 906 Certification of Principal Executive Officer.

----------
*  filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               ADTOMIZE INC.
                               (Registrant)


Dated: February 18, 2010       /s/ Lester G. Manalo
                               -------------------------------------------------
                               Lester G. Manalo
                               President, Treasurer and Director
                               (Principal Executive Officer, Principal Financial
                               Officer and Principal Accounting Officer)