Form 10-K
period 2010-03-31
ADTOMIZE INC
filed 2010-06-21
CIK 1431880

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the fiscal year ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. 1,840,000 shares of common stock as of June 18, 2010.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     Part I

Item 1.   Business                                                             4
Item 1A.  Risk Factors                                                        10
Item 2.   Properties                                                          14
Item 3.   Legal Proceedings                                                   14
Item 4.   Submission of Matters to a Vote of Securities Holders               14

                                     Part II

Item 5.   Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                   15
Item 6.   Selected Financial Data                                             15
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           15
Item 8.   Financial Statements                                                19
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            30
Item 9A.  Controls and Procedures                                             30
Item 9B.  Other Information                                                   31

                                    Part III

Item 10.  Directors, Executive Officers and Corporate Governance              32
Item 11.  Executive Compensation                                              33
Item 12.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                     34
Item 13.  Certain Relationships and Related Transactions, and Director
          Independence                                                        34
Item 14.  Principal Accounting Fees and Services                              35

                                     Part IV

Item 15.  Exhibits                                                            35

Signatures                                                                    36

                                     PART I

FORWARD LOOKING STATEMENTS.

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

We are also considering two other marketing tactics. First, we are considering publishing a monthly online newsletter about trends in the industry that we would distribute at no charge to interested parties. The purpose of publishing an online newsletter would be to increase brand name recognition. Second, we are considering writing articles that could be published in our online newsletter, or that may be submitted by us to niche market trade journals. We may be able to gain further brand name exposure by writing articles and submitting them to targeted hard copy publications on topics such as "How to increase your sales using online advertising".,.

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

During the coming year of our operations we expect to earn limited sales revenue.

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

RISKS RELATING TO OUR LACK OF OPERATING HISTORY

RISK FACTORS

1. WE HAVE A GOING CONCERN OPINION FROM OUR AUDITORS, INDICATING THE POSSIBILITY THAT WE MAY NOT BE ABLE TO CONTINUE TO OPERATE.

The Company has incurred net losses of $(74,044) for the period from July 31, 2007, (date of inception) through March 31, 2010. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern.
As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

We are a start-up company and we intend to market and sell our Global Advertising Gateway system. Messrs., Manalo and Lopez, our current officers, have has effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon these this individual's ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2010.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR SECURITIES

As at the date of this document, the Company has received its trading symbol ("ADMZ") but has not developed a market for its securities.

HOLDERS OF OUR COMMON STOCK

On June 18, 2010 the shareholders' list of our common stock showed 44 registered shareholder and 1,840,000 shares outstanding.

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

By the end of 2010, we plan to develop and deploy on our web site our Global Advertising Gateway system, a software product that will facilitate the buying and selling of internet advertising space by matching websites interested in selling advertising space with websites interested in purchasing advertising space. We then intend to organize an online database of high traffic web sites and market them to potential advertisers through our proprietary web site.

We also intend, by the end of 2010, to market our advertising brokerage service by way of an online campaign aimed at the owners of under-achieving, low-traffic web sites, whom we consider the potential buyers of our service. Our working assumption is that these owners will be interested in increasing web traffic that in turn may generate revenues. We plan to offer them a method of achieving this objective. By visiting our web site, low-traffic websites will be able to buy web advertising in the form of standardized banners on high traffic web sites.

PLAN OF OPERATION

We plan to develop an online database and the brokerage service described above, and to market our advertising brokerage service.

EXPENDITURES

The following chart provides an overview of our budgeted expenditures by significant area of activity over the next 12 months:

                Consulting/Software Development           4,000
                Advertising                               8,000
                Support Staff                             3,000
                Web-hosting                               1,200
                Office Rent                               1,500
                Office Equipment                          1,000
                Corporate Collateral                        600
                Telephone                                 1,200
                Miscellaneous                               500
                Legal and Accounting                      6,500
                Transfer Agent                            2,500
                                                         ------
                EXPENSES                                 30,000
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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from July 31, 2007 (date of inception), through March 31, 2010.

EXPENSES

Our expenses for the twelve month period ended March 31, 2010 and 2009, were $18,805 and $41,059. During the period from July 31, 2007 (date of inception), through March 31, 2010, we incurred expenses of $74,044. These expenses were comprised primarily of general and administrative, and legal and accounting expenses, as well as banking fees.

NET INCOME (LOSS)

Our net loss for the twelve-month period ended March 31, 2010 and 2009 was $18,805 and $41,059. During the period from July 31, 2007 (date of inception), through March 31, 2010, we incurred a net loss of $74,044. This loss consisted primarily of incorporation costs, legal and accounting fees, consulting fees, website hosting costs, and administrative expenses. Since inception, we have sold 1,840,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of March 31, 2010 reflects assets of $187 in the form of cash and cash equivalents. Since inception, we have sold 1,840,000 shares of common stock with gross proceeds of $50,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS
                             MARCH 31, 2010 AND 2009

Report of Independent Registered Public Accounting Firm                     20

Balance Sheet as of March 31, 2010 and 2009                                 21

Statements of Operations for the years ended March 31, 2010
and 2009 and for the period from July 31, 2007 (Date of Inception)
to March 31, 2010                                                           22

Statement of Stockholders' Deficit as of March 31, 2010                     23

Statements of Cash Flows for the years ended March 31, 2010
and 2009 and for the period from July 31, 2007 (Date of Inception)
to March 31, 2010                                                           24

Notes to the Financial Statements                                           25

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Adtomize, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Adtomize, Inc. (the "Company") as of March 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the periods then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adtomize, Inc. as of March 31, 2010 and 2009 and the results of its operations and its cash flows for the periods then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Silberstein Ungar, PLLC
-------------------------------------
Bingham Farms, Michigan
June 7, 2010

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2010 AND 2009

                                                                          March 31,          March 31,
                                                                            2010               2009
                                                                          --------           --------
                                     ASSETS

Current Assets
  Cash and cash equivalents                                               $    187           $  4,612
  Prepaid expenses                                                              --              2,500
                                                                          --------           --------

Total Assets                                                              $    187           $  7,112
                                                                          ========           ========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities
  Current Liabilities
  Accounts payable and accrued expenses                                   $ 12,426           $ 10,406
  Due to related party                                                      11,805              1,945
                                                                          --------           --------

Total Liabilities                                                           24,231             12,351
                                                                          --------           --------
Stockholders' Deficit
  Common stock, par value $0.0001; 100,000,000 share authorized,
   1,840,000 shares issued and outstanding                                     184                184
  Additional paid in capital                                                49,816             49,816
  Deficit accumulated during the development stage                         (74,044)           (55,239)
                                                                          --------           --------

Total Stockholders' Deficit                                                (24,044)            (5,239)
                                                                          --------           --------

Total Liabilities and  Stockholders' Deficit                              $    187           $  7,112
                                                                          ========           ========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2010 AND 2009
         FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2010

                                                                                                 Period from
                                                                                                July 31, 2007
                                                       Year ended           Year ended         (Inception) to
                                                        March 31,            March 31,            March 31,
                                                          2010                 2009                 2010
                                                       ----------           ----------           ----------
REVENUE                                                $       --           $       --           $       --
                                                       ----------           ----------           ----------
OPERATING EXPENSES
  Legal and accounting                                      9,390               25,500               46,890
  Transfer Agent and filing fees                            5,900               10,548               16,948
  General and administrative                                3,515                5,011               10,206
                                                       ----------           ----------           ----------
TOTAL OPERATING EXPENSES                                   18,805               41,059               74,044
                                                       ----------           ----------           ----------

NET LOSS PRIOR TO INCOME TAXES                            (18,805)             (41,059)             (74,044)

PROVISION FOR INCOME TAXES                                     --                   --                   --
                                                       ----------           ----------           ----------

NET LOSS                                               $  (18,805)          $  (41,059)          $  (74,044)
                                                       ==========           ==========           ==========

NET LOSS PER SHARE: BASIC AND DILUTED                  $    (0.01)          $    (0.02)
                                                       ==========           ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING           1,840,000            1,840,000
                                                       ==========           ==========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
         FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2010

                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional    During the
                                                      Common Stock          Paid in      Development
                                                   Shares       Amount      Capital         Stage          Total
                                                   ------       ------      -------         -----          -----
Balance, July 31, 2007 (date of inception)            --       $   --      $     --      $      --       $      --

Shares issued to founders at $0.008 per
share                                          1,000,000          100         7,900             --           8,000

Shares issued for cash at $0.05 per share        840,000           84        41,916             --          42,000

Net loss for the period ended March 31, 2008          --           --            --        (14,180)        (14,180)
                                               ---------       ------      --------      ---------       ---------

Balance, March 31, 2008                        1,840,000          184        49,816        (14,180)         35,820

Net loss for the year ended March 31, 2009            --           --            --        (41,059)        (41,059)
                                               ---------       ------      --------      ---------       ---------

Balance, March 31, 2009                        1,840,000          184        49,816        (55,239)         (5,239)

Net loss for the year ended March 31, 2010            --           --            --        (18,805)        (18,805)
                                               ---------       ------      --------      ---------       ---------

Balance, March 31, 2010                        1,840,000       $  184      $ 49,816      $ (74,044)      $ (24,044)
                                               =========       ======      ========      =========       =========


    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED MARCH 31, 2010 AND 2009
         FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2010

                                                                                              Period from
                                                                                             July 31, 2007
                                                        Year ended         Year ended       (Inception) to
                                                         March 31,          March 31,          March 31,
                                                           2010               2009               2010
                                                         --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the period                                $(18,805)          $(41,059)          $(74,044)
  Changes in assets and liabilities:
    (Increase) decrease in prepaid expenses                 2,500             (2,500)                 0
    Increase in accounts payable and accrued expenses       2,020              7,768             12,426
                                                         --------           --------           --------

CASH USED IN OPERATING ACTIVITIES                         (14,285)           (35,791)           (61,618)
                                                         --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Increase in due to stockholder                            9,860                354             11,805
  Proceeds from sale of stock                                  --                 --             50,000
                                                         --------           --------           --------

CASH PROVIDED BY FINANCING ACTIVITIES                       9,860                354             61,805
                                                         --------           --------           --------

INCREASE (DECREASE) IN CASH                                (4,425)           (35,437)               187

Cash, beginning balance                                     4,612             40,049                 --
                                                         --------           --------           --------

Cash, ending balance                                     $    187           $  4,612           $    187
                                                         ========           ========           ========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest                                 $     --           $     --           $     --
                                                         ========           ========           ========
  Cash paid for income taxes                             $     --           $     --           $     --
                                                         ========           ========           ========



    The accompanying notes are an integral part of these financial statements

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2010 AND 2009


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

The Company's activities to date have been supported by equity financing and loans from a stockholder. It has sustained losses in all previous reporting periods with an inception to date loss of $74,044 as of March 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instrument
The Company's financial instrument consists of cash, prepaid expenses, accounts payable and accrued expenses and amount due to stockholder.

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

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2010 AND 2009


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

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2010 AND 2009


NOTE 3 - SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. ("SFAS 168" pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company's results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

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

NOTE 4 - PREPAID EXPENSES

During the year ended March 31, 2009, the Company prepaid a one year contract to Island Stock Transfer for $10,000. The contract is being amortized quarterly and the balance as of March 31, 2009 was $2,500. The remaining $2,500 was expensed during the year ended March 31, 2010.

NOTE 5 - ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of March 31:

                                                2010              2009
                                              --------          --------
Accrued accounting fees                       $ 11,500          $  8,000
Accrued rent                                       406               270
Accrued legal fees                                  --             1,000
Accrued filing fees                                520             1,136
                                              --------          --------
     Total Accrued Expenses                   $ 12,426          $ 10,406
                                              ========          ========

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2010 AND 2009


NOTE 6 - DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of March 31, 2010 and 2009 there was $11,805 and $1,945 due, respectively.

NOTE 7 - CAPITAL STOCK

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 1,000,000 common shares at $0.008 per share to founders for total proceeds of $8,000. Additionally, the Company issued 840,000 shares at $0.05 per share during the period ended March 31, 2008 for total proceeds of $42,000

As of March 31, 2010, the Company had 1,840,000 common shares issued and outstanding.

As of March 31, 2010, the Company has no warrants or options outstanding.

NOTE 8 - INCOME TAXES

The provision for Federal income tax consists of the following:

                                                    March 31,          March 31,
                                                      2010               2009
                                                    --------           --------
Refundable Federal income tax attributable to:
  Current Operations                                $  6,394           $ 13,960
  Less: valuation allowance                           (6,394)           (13,960)
                                                    --------           --------
Net provision for Federal income taxes              $     --           $     --
                                                    ========           ========

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

                                                    March 31,          March 31,
                                                      2010               2009
                                                    --------           --------
Deferred tax asset attributable to:
  Net operating loss carryover                      $ 25,175           $ 18,781
  Less: valuation allowance                          (25,175)           (18,781)
                                                    --------           --------
Net deferred tax asset                              $     --           $     --
                                                    ========           ========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $74,044 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

                                 ADTOMIZE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                             MARCH 31, 2010 AND 2009


NOTE 9 - RELATED PARTY TRANSACTIONS

As at March 31, 2010 and 2009, there are balances owing to a stockholder of the Company in the amount of $11,805 and $1,945, respectively. The terms of this loan are discussed in Note 6.

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

All other deposit accounts at FDIC-insured institutions are insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to at least $100,000 per depositor. Insurance coverage for certain retirement accounts, which include all IRA deposit accounts, will remain at $250,000 per depositor.

NOTE 11 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to March 31, 2010 and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

As of March 31, 2010 our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2010.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our officers and directors and their ages and positions are as follows:

           Name              Age                Position
           ----              ---                --------

     Lester G. Manalo        30      President, Treasurer, and Director

     Ronald A. T. Lopez      29      Secretary and Director

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2010, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons during the fiscal period ended March 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended March 31, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended March 31, 2010;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

               Fiscal                                                 Non-Equity      Nonqualified
 Name and       Year                                                  Incentive         Deferred
 Principal     Ended                           Stock      Option        Plan         Compensation    All Other
 Position     March 31,  Salary($)  Bonus($)  Awards($)  Awards($)  Compensation($)   Earnings($)  Compensation($) Totals($)
 --------     ---------  ---------  --------  ---------  ---------  ---------------   -----------  --------------- ---------
Lester         2010          0         0          0          0             0                0             0              0
Manalo (1)     2009          0         0          0          0             0                0             0              0

Ronald         2010          0         0          0          0             0                0             0              0
A. T.          2009          0         0          0          0             0                0             0              0
Lopez (2)

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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended March 31, 2010.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth the number and percentage of shares of our common stock owned as of June 18, 2010, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

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

During the fiscal period covered by this Report and as of March 31, 2010, there is a balance owed to Mr. Lester Manalo, our principal executive and financial officer, in the amount of $11,805. This balance is unsecured, non-interest bearing and has no specific terms of repayment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended March 31, 2010, Silberstein Ungar, PLLC billed us for $4,500 in audit fees.

REVIEW FEES

Silberstein Ungar, PLLC, billed us $3,000 for reviews of our quarterly financial statements in 2010 and are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Silberstein Ungar, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended March 31, 2010.

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Silberstein Ungar, PLLC and the estimated fees related to these services.
                                                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                                  Description
-------                                  -----------

3.1 Articles of Incorporation of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 9, 2008, and incorporated herein by reference.)

3.2 Bylaws of Registrant (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 9, 2008, and incorporated herein by reference.)

4.1 Specimen Common Stock Certificate. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on May 9, 2008, and incorporated herein by reference.)

31.1          Certification of Lester G. Manalo

32.1          Certification of Lester G. Manalo

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ADTOMIZE INC.


June 18, 2010              By: /s/ Lester G. Manalo
                               -------------------------------------------------
                               Lester G. Manalo
                               President, Treasurer, and Director
                               (Principal Executive and Principal Financial and Accounting Officer)


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

Signatures                                       Title                                          Date
----------                                       -----                                          ----


/s/ Lester G. Manalo               President, Treasurer, and Director                      June 18, 2010
---------------------------        (Principal Executive and Principal Financial
Lester G. Manalo                   and Accounting Officer)