Form 10-Q
period 2010-06-30
ADTOMIZE INC
filed 2010-08-16
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				June 30, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-150775
ADTOMIZE INC.
(Exact name of registrant as specified in its charter)
Nevada					41-2247537
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno NV					89501
(Address of principal executive offices)					(Zip Code)
775-398-3019
(Registrant’s telephone number, including area code)
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

[ X ]	YES	[ ]	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

					[ ]	YES	[ X ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer			[ ]		Accelerated filer	[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
					[ X ]	YES	[ ]	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

					[ ]	YES	[ ]	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
1,840,000 common shares issued and outstanding as of August 16, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended June 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Adtomize Inc.

(A Development Stage Company)

Financial Statements

June 30, 2010

Adtomize, Inc.

(A Development Stage Company)

Balance Sheets

June 30, 2010

	June 30, 2010 (unaudited)	March 31, 2010 (audited)
Assets
Cash	$ 101	$ 187

Total Current Assets	101	187

Total Assets	$ 101	$ 187

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 18,359	$ 12,426
Due to related party	12,225	11,805

Total Current Liabilities	30,584	24,231

Total Liabilities	30,584	24,231

Stockholders’ Deficit
Common stock authorized -
100,000,000 common shares with a par value of $0.0001
Common shares issued and outstanding -
1,840,000 common shares	184	184
Additional paid in capital	49,816	49,816
Deficit accumulated during the development stage	(80,483)	(74,044)

Total Stockholders’ Deficit	(30,483)	(24,044)

Total Liabilities and Stockholders’ Deficit	$ 101	$ 187

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Operations (unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Period from Inception (July 31, 2007) to June 30, 2010

Revenue	$ -	$ -	$ -

Expenses
Legal and accounting	4,608	1,500	51,498
Transfer agent and filing fees	1,629	3,381	18,577
General and administrative	202	1,250	10,408

Total expenses	6,439	6,131	80,483

Provision for income taxes	-	-	-

Net (Loss)	$ (6,439)	$ (6,131)	$ (80,483)

Basic and diluted (loss) per share	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	1,840,000	1,840,000

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit (unaudited)

For the period from Inception (July 31, 2007) to June 30, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founder on July 31, 2007 @ $0.03 per share (par value $0.0001 per share)	1,840,000	184	49,816	-	50,000
Net (loss) for the period from inception on July 31, 2007 to March 31, 2008	-	-	-	(16,542)	(16,542)

Balance, March 31, 2008	1,840,000	184	49,816	(16,542)	33,458

Net (loss) for the year-ended March 31, 2009	-	-	-	(35,691)	(35,691)

Balance, March 31, 2009	1,840,000	184	49,816	(52,233)	(2,233)

Net (loss) for the year-ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	1,840,000	184	49,816	(74,044)	(24,044)

Net (loss) for the period ended June 30, 2010	-	-	-	(6,439)	(6,439)

Balance, June 30, 2010	1,840,000	$ 184	$ 49,816	$ (80,483)	$ (30,483)

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Period from Inception (July 31, 2007) to June 30, 2010

Operating Activities:
Net (Loss)	$ (6,439)	$ (6,131)	$ (80,483)
(Increase) in prepaid expenses	-	2,500	-
Increase in accounts payable and accrued liabilities	5,933	(751)	18,359

Cash used in operating activities	(506)	(4,382)	(62,124)

Financing Activities:
Increase in due to stockholder	420	-	12,225
Proceeds from sale of stock	-	-	50,000

Cash provided by financing activities	420	-	62,225

Increase (Decrease) in cash	(86)	(4,832)	101

Cash, opening	187	4,612	-

Cash, closing	$ 101	$ 230	$ 101

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 1 – NATURE OF OPERATIONS

Adtomize, Inc. (“the Company”), incorporated in the state of Nevada on July 31, 2007, is a company with business activities in developing and offering a system to facilitate the buying and selling of internet advertising banners on high traffic websites.

NOTE 2 – GOING CONCERN

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

The Company’s activities to date have been supported by equity financing and loans from a stockholder.  It has sustained losses in all previous reporting periods with an inception to date loss of $80,483 as of June 30, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 3 – SIGNIFICANT ACCOUNTING POLICIES

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

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 3 – SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

Income Taxes

The Company provides for income taxes using an asset and liability approach. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company’s predecessor operated as entity exempt from Federal and State income taxes.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS 165 (ASC 855-10) entitled “Subsequent Events”.  Companies are now required to disclose the date through which subsequent events have been evaluated by management. Public entities (as defined) must conduct the evaluation as of the date the financial statements are issued, and provide disclosure that such date was used for this evaluation. SFAS 165 (ASC 855-10) provides that financial statements are considered “issued” when they are widely distributed for general use and reliance in a form and format that complies with GAAP. SFAS 165 (ASC 855-10) is effective for interim and annual periods ending after June 15, 2009 and must be applied prospectively.

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 3 – SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (continued)

In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented.

As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 4 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of:

	June 30, 2010	March 31, 2010
Accrued accounting fees	$ 13,750	$ 11,500
Accrued rent	84	406
Accrued legal fees	2,358	-
Accrued office expenses	1,248	-
Accrued filing fees	919	520
Total Accrued Expenses	$ 18,359	$ 12,426

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 5 – DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of June 30, 2010 there was $12,225 (March 31, 2010: $11,805) due.

NOTE 6 – CAPITAL STOCK

The company has 100,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 1,000,000 common shares at $0.008 per share to founders for total proceeds of $8,000.  Additionally, the Company issued 840,000 shares at $0.05 per share during the period ended March 31, 2008 for total proceeds of $42,000

As of June 30, 2010, the Company had 1,840,000 common shares issued and outstanding.

As of June 30, 2010, the Company has no warrants or options outstanding.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	June 30, 2010	June 30, 2009
Refundable Federal income tax attributable to:
Current Operations	$ 2,189	$ 2,084
Less: valuation allowance	(2,189)	(2,084)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 27,364	$ 25,175
Less: valuation allowance	(27,364)	(25,175)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $80,483 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

June 30, 2010

NOTE 8 – RELATED PARTY TRANSACTIONS

As at June 30, 2010, there are balances owing to a stockholder of the Company in the amount of $12,225 (March 31, 2010: $11,805).  The terms of this loan are discussed in Note 5.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available.  They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 9 – CONCENTRATION OF RISKS

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to June 30, 2010 through August 5, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our", “company”, and “Adtomize” mean Adtomize Inc., a Nevada corporation, unless otherwise indicated.

Corporate Overview

The address of our principal executive office is 8th Floor – 200 South Virginia Street, Reno, NV 89501.  Our telephone number is 775.398.3019.

We have not been involved in any bankruptcy, receivership or similar proceeding.

General Overview

We were incorporated in the state of Nevada on July 31, 2007.  We are in the business of developing an online advertising brokerage service to bring together high traffic web site publishers with companies wishing to place ads on them in order to drive traffic to their own internet sites.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending March 31, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. Currently, our directors and officers act as our only employees.

Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended June 30, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended June 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2010		Three Month Period Ended June 30, 2009		Change Between Three Month Periods Ended June 30, 2010 and June 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Accounting and legal		$4,608		$1,500		$3,108
General & administrative		$202		$1,250		$(1,048)
Transfer Agent		$1,629		$3,381		$(1,752)
Net loss		$(6,439)		$(6,131)		$308

Our expenses increased during the three month period ended June 30, 2010 compared to the same period in 2009 primarily as a result of increased legal fees associated with the change in management and related filings.

Liquidity and Financial Condition

Working Capital

	At June 30, 2010 ($)	At March 31, 2010 ($)	Change between June 30, 2010 and March 31 , 2010 ($)
Current Assets	101	187	(86)
Current Liabilities	30,584	24,231	6,353
Working Capital/(Deficit)	(30,483)	(24,044)	6,439

Cash Flows

	Three Months Ended June 30, 2010 ($)	Three Months Ended June 30, 2009 ($)	Change between Three Month Periods Ended June 30, 2010 and June 30, 2009 ($)
Cash Flows from Operating Activities	(506)	(4,382)	3,876
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows from Financing Activities	420	Nil	420
Net Decrease in Cash During Period	(86)	(4,382)	4,296

As of June 30, 2010, our total assets were $101 and our total liabilities were $30,584 and we had a working capital deficit of $30,483. Our financial statements report a net loss of $6,439 for the three months ended June 30, 2010, and a net loss of $80,483 for the period from July 31, 2007 (inception) to June 30, 2010.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 4T.  Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

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

As of June 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this item.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

[Removed and Reserved]

None.

Item 5.

Other Information

None.

Item 6.

Exhibits

Exhibit Number	Description
(31)	Section 302 Certifications
31.1*	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.
(32)	Section 906 Certification
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer.

*filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADTOMIZE INC.
(Registrant)
Dated: August 16, 2010	/s/ Barry Wattenberg
Barry Wattenberg
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)