Form 10-Q
period 2010-09-30
ADTOMIZE INC
filed 2010-11-15
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				September 30, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-150775
ADTOMIZE INC.
(Exact name of registrant as specified in its charter)
Nevada					41-2247537
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno NV					89501
(Address of principal executive offices)					(Zip Code)
775.398.3019
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
147,200,000 common shares issued and outstanding as of November 15, 2010

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three month period ended September 30, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Adtomize Inc.

(A Development Stage Company)

Financial Statements

September 30, 2010

Adtomize, Inc.

(A Development Stage Company)

Balance Sheets

September 30, 2010

	September 30, 2010 (unaudited)	March 31, 2010
Assets
Cash	$ 496	$ 187

Total Current Assets	496	187

Total Assets	$ 496	$ 187

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 15,832	$ 12,426
Due to related party	17,621	11,805

Total Current Liabilities	33,453	24,231

Total Liabilities	33,453	24,231

Stockholders’ Deficit
Common stock authorized -
200,000,000 common shares with a par value of $0.0001
Common shares issued and outstanding -
147,200,000 common shares	14,720	14,720
Additional paid in capital	47,505	35,280
Deficit accumulated during the development stage	(95,182)	(74,044)

Total Stockholders’ Deficit	(32,957)	(24,044)

Total Liabilities and Stockholders’ Deficit	$ 496	$ 187

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Operations (unaudited)

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Period from Inception (July 31, 2007) to September 30, 2010

Revenue	$ -	$ -	$ -	$ -	$ -

Expenses
Legal and accounting	5,127	1,500	9,735	3,000	56,625
Consulting	7,500	-	7,500	-	7,500
Transfer agent and filing fees	887	1,104	2,516	4,485	19,464
General and administrative	1,185	559	1,387	2,542	11,593

Total expenses	14,699	3,896	21,138	6,439	95,182

(Loss) before income taxes	(14,699)	(3,896)	(21,138)	(6,439)	(95,182)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (14,699)	$ (3,896)	$ (21,138)	$ (6,439)	$ (95,182)

Basic and diluted (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	147,200,000	147,200,000	147,200,000	147,200,000

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit (unaudited)

For the period from Inception (July 31, 2007) to June 30, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founder on July 31, 2007 @ $0.03 per share (par value $0.0001 per share)	147,200,000	14,720	35,280	-	50,000
Net (loss) for the period from inception on July 31, 2007 to March 31, 2008	-	-	-	(16,542)	(16,542)

Balance, March 31, 2008	147,200,000	14,720	35,280	(16,542)	33,458

Net (loss) for the year-ended March 31, 2009	-	-	-	(35,691)	(35,691)

Balance, March 31, 2009	147,200,000	14,720	35,280	(52,233)	(2,233)

Net (loss) for the year-ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	14,720	35,280	(74,044)	(24,044)

Forgiveness of debt owed to related party	-	-	12,225	-	12,225

Net (loss) for the period ended September, 2010	-	-		(21,138)	(21,138)

Balance, September 30, 2010	147,200,000	$ 14,720	35,280	$ (95,182)	$ (32,957)

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

	Six Months Ended September 30, 2010	Six Months Ended September 30, 2009	Period from Inception (July 31, 2007) to September 30, 2010

Operating Activities:
Net (Loss)	$ (21,138)	$ (10,027)	$ (95,182)
(Increase) in prepaid expenses	-	2,107	-
Increase in accounts payable and accrued liabilities	3,406	2,104	15,832

Cash used in operating activities	(17,732)	(5,816)	(79,350)

Financing Activities:
Loans received from stockholders	18,041	9,860	29,846
Proceeds from sale of stock	-	-	50,000

Cash provided by financing activities	18,041	9,860	79,846

Increase (Decrease) in cash	309	4,044	496

Cash, opening	187	4,612	-

Cash, closing	$ 496	$ 8,656	$ 496

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2010

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

The Company’s activities to date have been supported by equity financing and loans from a stockholder.  It has sustained losses in all previous reporting periods with an inception to date loss of $82,957 as of September 30, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

September 30, 2010

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

September 30, 2010

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

NOTE 4 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of:

	September 30, 2010	March 31, 2010
Accrued accounting fees	$ 6,250	$ 11,500
Accrued rent	-	406
Accrued legal fees	1,708	-
Accrued office expenses	374	520
Accrued consulting fees	7,500	-
Total Accrued Expenses	$ 15,832	$ 12,426

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2010

NOTE 5 – DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of September 30, 2010 there was $17,621 (March 31, 2010: $11,805) due.

During the three months ended September 30, 2010, loans totaling $12,225 that had received from former officers were forgiven, and were reclassified to additional paid-in capital.

NOTE 6 – CAPITAL STOCK

The company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 80,000,000 common shares at $0.008 per share to founders for total proceeds of $8,000.  Additionally, the Company issued 67,200,000 shares at $0.05 per share during the period ended March 31, 2008 for total proceeds of $42,000

As of September 30, 2010, the Company had 147,200,000 common shares issued and outstanding.

As of September 30, 2010, the Company has no warrants or options outstanding.

On August 17, 2010, the Company enacted a 80 to 1 forward stock split.  All references to stock outstanding provides that the stock split occurred retroactively and has been reflected in the above statements as such.

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	Sept. 30, 2010	Sept. 30, 2009
Refundable Federal income tax attributable to:
Current Operations	$ 3,030	$ 2,189
Less: valuation allowance	(3,030)	(2,189)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	Sept. 30, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 28,205	$ 25,175
Less: valuation allowance	(28,205)	(25,175)
Net deferred tax asset	$ 0	$ 0

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

September 30, 2010

NOTE 7 – INCOME TAXES (CONTINUED)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $80,483 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – RELATED PARTY TRANSACTIONS

As at September 30, 2010, there are balances owing to a stockholder of the Company in the amount of $17,621 (March 31, 2010: $11,805).  The terms of this loan are discussed in Note 5.

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to September 30, 2010 through November 15, 2010, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. Currently, our directors and officers act as our only employees.

Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended September 30, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended September 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended Sept. 30, 2010		Three Month Period Ended Sept. 30, 2009		Change Between Three Month Periods Ended Sept. 30, 2010 and Sept. 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Accounting and legal		$5,127		$1,500		$3,627
General & administrative		$1,185		$559		$626
Transfer Agent		$887		$1,104		$(217)
Consulting fees		$7,500	$	Nil		$7,500
Forgiveness of debt		$(12,225)	$	Nil		$(12,225)
Net loss		$(2,474)		$(3,896)		$1,422

Our expenses increased during the three month period ended September 30, 2010 compared to the same period in 2009 primarily as a result of increased legal fees associated with the change in management and related filings.

Results of Operations for the Six Months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the six month periods ended September 30, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the six month periods ended September 30, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Six Month Period Ended Sept. 30, 2010		Six Month Period Ended Sept. 30, 2009		Change Between Six Month Periods Ended Sept. 30, 2010 and Sept. 30, 2009
Revenue	$	Nil	$	Nil	$	Nil
Accounting and legal		$9,735		$3,000		$6,735
General & administrative		$1,387		$2,542		$(1,155)
Transfer Agent		$2,516		$4,485		$(1,969)
Consulting fees		$7,500	$	Nil		$7,500
Forgiveness of debt		$(12,225)	$	Nil		$(12,225)
Net loss		$(8,913)		$(6,439)		$2,474

Our expenses increased during the three month period ended September 30, 2010 compared to the same period in 2009 primarily as a result of increased legal fees associated with the change in management and related filings.

Liquidity and Financial Condition

Working Capital

	At September 30, 2010 ($)	At March 31, 2010 ($)	Change between September 30, 2010 and March 31 , 2010 ($)
Current Assets	496	187	309
Current Liabilities	33,453	24,231	9,222
Working Capital/(Deficit)	(32,957)	(24,044)	(8,913)

Cash Flows

	Six Months Ended Sept. 30, 2010 ($)	Six Months Ended Sept. 30, 2009 ($)	Change between Six Month Periods Ended Sept. 30, 2010 and Sept. 30, 2009 ($)
Cash Flows from Operating Activities	(5,507)	(5,816)	309
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows from Financing Activities	5,816	9,860	(4,044)
Net Decrease in Cash During Period	309	(4,044)	(3,735)

As of September 30, 2010, our total assets were $496 and our total liabilities were $33,453 and we had a working capital deficit of $32,957. Our financial statements report a net loss of $2,474 and $8,913 for the three and six months ended September 30, 2010, and a net loss of $82,957 for the period from July 31, 2007 (inception) to September 30, 2010.

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

Application of Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America.  Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.  We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

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

Financial Instrument

Our company's financial instruments consist of cash, prepaid expenses, payables, and an amount due to stockholder.

The amount due to stockholder is non interest-bearing.  It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from our financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Property

Our company does not own any property.  Our office space is leased to us on a month to month basis for approximately $150 per month.

Loss Per Share

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases our estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Dividends

Our company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the period shown.

Income Taxes

Our company provides for income taxes using an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.  No provision for income taxes is included in the statement due to our immaterial amount, net of the allowance account, based on the likelihood of our company to utilize the loss carry-forward.

Net Income Per Common Share

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive.  Our company has not issued any potentially dilutive common shares.

Recent accounting pronouncements

Recently Adopted Accounting Pronouncements

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009.  The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend.  This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis.  The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis.  This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Item 4.  Controls and Procedures

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

As of September 30, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

Item 1A.   Risk Factors

Much of the information included in this quarterly report includes or is based upon estimates, projections or other “forward looking statements”.  Such forward looking statements include any projections and estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other “forward looking statements” involve various risks and uncertainties as outlined below.  We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other “forward looking statements”.

RISKS RELATING TO OUR BUSINESS

We Have A Going Concern Opinion From Our Auditors, Indicating The Possibility That We May Not Be Able To Continue To Operate.

Our company has incurred net losses of $82,957 for the period from July 31, 2007, (date of inception) through September 30, 2010. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

RISKS RELATING TO OUR STRATEGY AND INDUSTRY

Online Advertising Systems Are Subject To Rapid Technological Change.

Our business is in an emerging market that is characterized by rapid changes in customer requirements, frequent introductions of new and enhanced products and services, and continuing and rapid technological advancement. To compete successfully in the internet advertising market, we must continue to design, develop and sell new and enhanced services that provide increasingly higher levels of performance and reliability at lower cost. These new and enhanced services must take advantage of technological advancements and changes, and respond to new customer requirements. Our success in designing, developing, and selling such services will depend on a variety of factors, including:

•

Identifying and responding to market demand for new advertising services;

•

The scalability of our equipment platforms to efficiently deliver our services;

•

Keeping abreast of technological changes;

•

Timely developing and implementing new product/service offerings and features;

•

Maintaining quality of performance;

•

Providing cost-effective service and support; and

•

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

Because Mr. Wattenberg Has No Experience In Running A Company That Sells Online Advertising Services, He May Not Be Able To Successfully Operate Such A Business Which Could Cause You To Lose Your Investment.

We are a start-up company and we intend to market and sell our Global Advertising Gateway system. Mr. Wattenberg, our current officer, has effective control over all decisions regarding both policy and operations of our company with no oversight from other management. Our success is contingent upon this individual's ability to make appropriate business decisions in these areas. It is possible that this lack of relevant operational experience could prevent us from becoming a profitable business and an investor from obtaining a return on his investment in us.

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

•

Be expensive and time-consuming to defend;

•

Result in negative publicity;

•

Force us to stop selling our services that rely on the challenged intellectual property;

•

Require us to redesign our software products;

•

Divert management's attention and our other resources; or

•

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

Our Stock Is A Penny Stock. Trading Of Our Stock May Be Restricted By The SEC’s Penny Stock Regulations And FINRA’s Sales Practice Requirements, Which May Limit A Stockholder’s Ability To Buy And Sell Our Stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the Securities and Exchange Commission, the Financial Industry Regulatory Authority has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the Financial Industry Regulatory Authority believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The Financial Industry Regulatory Authority’ requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

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
Dated: November 15, 2010
Barry Wattenberg
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)