Form 10-Q
period 2010-12-31
ADTOMIZE INC
filed 2011-02-02
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]				QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				December 31, 2010
or
[ ]				TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-150775
ADTOMIZE INC.
(Exact name of registrant as specified in its charter)
Nevada					41-2247537
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno NV					89501
(Address of principal executive offices)					(Zip Code)
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
147,200,000 common shares issued and outstanding as of February 2, 2011

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the nine month period ended December 31, 2010 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

Adtomize Inc.

(A Development Stage Company)

Financial Statements

December 31, 2010

Adtomize, Inc.

(A Development Stage Company)

Balance Sheets

December 31, 2010 and March 31, 2010

	December 31, 2010 (unaudited)	March 31, 2010 (derived from audited)
Assets
Cash	$ 1,963	$ 187
Prepaid expense	1,200

Total Current Assets	3,163	187

Total Assets	$ 3,163	$ 187

Liabilities and Stockholders’ Deficit
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$ 10,500	$ 12,426
Due to related party	30,000	11,805

Total Current Liabilities	40,500	24,231

Total Liabilities	40,500	24,231

Stockholders’ Deficit
Common stock authorized -
200,000,000 common shares with a par value of $0.0001
Common shares issued and outstanding -
147,200,000 common shares	14,720	14,720
Additional paid in capital	$ 49,524	$ 35,280
Deficit accumulated during the development stage	(101,581)	(74,044)

Total Stockholders’ Deficit	(37,337)	(24,044)

Total Liabilities and Stockholders’ Deficit	$ 3,163	$ 187

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Operations (unaudited)

	Three Months Ended December 31, 2010	Three Months Ended December 31, 2009	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Period from Inception (July 31, 2007) to December 31, 2010

Revenue	$ -	$ -	$ -	-	$ -

Expenses
Legal and accounting	1,632	1,890	11,367	1,390	58,257
Consulting	4,464	-	11,964	-	11,964
Transfer agent and filing fees	200	439	2,716	4,845	19,664
General and administrative	103	1,250	1,490	2,465	11,696

Total expenses	6,399	3,579	27,537	8,700	101,581

(Loss) before income taxes	(6,399)	(3,579)	(27,537)	(8,700)	(101,581)

Provision for income taxes	-	-	-	-	-

Net (Loss)	$ (6,399)	$ (3,579)	$ (27,537)	$ (8,700)	$ (101,581)

Basic and diluted (loss) per share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	147,200,000	147,200,000	147,200,000	147,200,000

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statement of Stockholders’ Deficit (unaudited)

For the period from Inception (July 31, 2007) to December 31, 2010

	Common Stock
	Shares	Amount	Additional Paid in Capital	Deficit Accumulated during Development Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founder on July 31, 2007 @ $0.03 per share (par value $0.0001 per share)	147,200,000	14,720	35,280	-	50,000
Net (loss) for the period from inception on July 31, 2007 to March 31, 2008	-	-	-	(16,542)	(16,542)

Balance, March 31, 2008	147,200,000	14,720	35,280	(16,542)	33,458

Net (loss) for the year-ended March 31, 2009	-	-	-	(35,691)	(35,691)

Balance, March 31, 2009	147,200,000	14,720	35,280	(52,233)	(2,233)

Net (loss) for the year-ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	14,720	35,280	(74,044)	(24,044)

Forgiveness of debt owed to related party	-	-	14,244	-	14,244

Net (loss) for the period ended December 31, 2010	-	-		(27,537)	(27,537)

Balance, December 31, 2010	147,200,000	$ 14,720	49,524 $	$ (101,581)	$ (37,337)

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Statements of Cash Flows (unaudited)

	Nine Months Ended December 31, 2010	Nine Months Ended December 31, 2009	Period from Inception (July 31, 2007) to December 31, 2010

Operating Activities:
Net (Loss)	$ (27,537)	$ (8,700)	$ (101,581)
(Increase) decrease in prepaid expenses	(1,200)	2,500	(1,200)
Increase (decrease) in accounts payable and accrued liabilities	(1,926)	(3,660)	10,500

Cash used in operating activities	(30,663)	(9,860)	(92,281)

Financing Activities:
Loans received from stockholders	18,195	9,860	30,000
Additional paid-in-capital	14,244	-	14,244
Proceeds from sale of stock	-	-	50,000

Cash provided by financing activities	32,439	9,860	94,244

Increase (Decrease) in cash	1,776	-	1,963

Cash, opening	187	4,612	-

Cash, closing	$ 1,963	$ 4,612	$ 1,963

Supplemental Disclosures of Cash Flow Information:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

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

The Company’s activities to date have been supported by equity financing and loans from a stockholder.  It has sustained losses in all previous reporting periods with an inception to date loss of $101,581 as of December 31, 2010.  Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.  In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

December 31, 2010

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

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

NOTE 4 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of:

	December 31, 2010	March 31, 2010
Accrued accounting fees	$ -	$ 11,500
Accrued rent	-	406
Accrued legal fees	-	-
Accrued office expenses	-	520
Accrued consulting fees	10,500	-
Total Accrued Expenses	$ 10,500	$ 12,426

NOTE 5 – DUE TO RELATED PARTY

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. As of December 31, 2010 there was $30,000, an increase of $18,195 since March 31, 2010.

During the nine months ended December 31, 2010, loans totaling $14,244 that had received from former officers were forgiven, and were reclassified to additional paid-in capital.

NOTE 6 – CAPITAL STOCK

The company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 80,000,000 common shares at $0.008 per share to founders for total proceeds of $8,000.  Additionally, the Company issued 67,200,000 shares at $0.05 per share during the period ended March 31, 2008 for total proceeds of $42,000

As of December 31, 2010, the Company had 147,200,000 common shares issued and outstanding.

As of December 31, 2010, the Company has no warrants or options outstanding.

On August 17, 2010, the Company enacted an 80 to 1 forward stock split.  All references to stock outstanding states that the stock split occurred retroactively and has been reflected in the above statements as such.

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

NOTE 7 – INCOME TAXES

The provision for Federal income tax consists of the following:

	December 31, 2010	March 31, 2010
Refundable Federal income tax attributable to:
Current Operations	$ 9,363	$ 6,394
Less: valuation allowance	(9,363)	(6,394)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2010	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 34,538	$ 25,175
Less: valuation allowance	(34,538)	(25,175)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $101,581 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – RELATED PARTY TRANSACTIONS

As at December 31, 2010, there are balances owing to a stockholder of the Company in the amount of $30,000, an increase of $18,195 since March 31, 2010. The terms of this loan are discussed in Note 5.

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

Adtomize, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

NOTE 9 – CONCENTRATION OF RISKS (CONTINUED)

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

NOTE 10 – SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to December 31, 2010 through February 1, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the twelve month period ending December 31, 2011.

Off-Balance Sheet Arrangements

As of December 31, 2010, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We do not expect any significant changes in the number of employees during the next twelve month period. Currently, our directors and officers act as our only employees.

Results of Operations for the Nine Months Ended December 31, 2010 and 2009

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the nine month periods ended December 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the nine month periods ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Nine Month Period Ended December 31, 2010		Nine Month Period Ended December 31, 2009		Change Between Nine Month Periods Ended December 31, 2010 and December 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Accounting and legal		$11,367		$1,390		$9,977
Consulting fees		$11,964	$	Nil		$11,964
Transfer Agent		$2,716		$4,845		$(2,129)
General & administrative		$1,490		$2,465		$(975)
Net loss		$(27,537)		$(8,700)		$18,837

Our expenses increased during the nine month period ended December 31, 2010 compared to the same period in 2009 primarily as a result of increased accounting and consulting fees associated with the change in management and related filings.

Results of Operations for the Three Months Ended December 31, 2010 and 2009

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended December 31, 2010 and 2009.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our unaudited operating results for the three month periods ended December 31, 2010 and 2009 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended December 31, 2010		Three Month Period Ended December 31, 2009		Change Between Three Month Periods Ended December 31, 2010 and December 31, 2009
Revenue	$	Nil	$	Nil	$	Nil
Accounting and legal		$1,632		$1,890		$(258)
Consulting fees		$4,464	$	Nil		$4,464
Transfer Agent		$200		$439		$(239)
General & administrative		$103		$1,250		$(1,147)
Net loss		$(6,399)		$(3,579)		$(2,820)

Our expenses increased overall during the three month period ended December 31, 2010 compared to the same period in 2009 primarily due to increased consulting fees.

Liquidity and Financial Condition

Working Capital

	At December 31, 2010 ($)	At March 31, 2010 ($)	Change between December 31, 2010 and March 31 , 2010 ($)
Current Assets	3,163	187	2,976
Current Liabilities	40,500	24,231	16,269
Working Capital/(Deficit)	(37,337)	(24,044)	(13,293)

Cash Flows

	Nine Months Ended December 31, 2010 ($)	Nine Months Ended December 31, 2009 ($)	Change between Nine Month Periods Ended December 31, 2010 and December 31, 2009 ($)
Cash Flows from Operating Activities	(30,663)	(9,860)	(20,803)
Cash Flows provided by/(used in) Investing Activities	Nil	Nil	Nil
Cash Flows from Financing Activities	32,439	9,860	22,579
Net Increase (Decrease) in Cash During Period	1,776	-	1,776

As of December 31, 2010, our total assets were $3,163 and our total liabilities were $40,500 and we had a working capital deficit of $37,337. Our unaudited financial statements report a net loss of $27,537 and $6,399 for the nine and three months ended December 31, 2010, and a net loss of $101,581 for the period from July 31, 2007 (inception) to December 31, 2010.

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

As of December 31, 2010, the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

RISKS RELATING TO OUR BUSINESS

We Have A Going Concern Opinion From Our Auditors, Indicating The Possibility That We May Not Be Able To Continue To Operate.

Our company has incurred net losses of $101,581 for the period from July 31, 2007, (date of inception) through December 31, 2010. We anticipate generating losses for the next 12 months. Therefore, we may be unable to continue operations in the future as a going concern. No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should we be unable to continue as a going concern. In addition, our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. As a result, we may not be able to obtain additional necessary funding. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations are unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in the Company.

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

ADTOMIZE INC.
(Registrant)
Dated: February 2, 2011	/s/ Barry Wattenberg
Barry Wattenberg
President, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)