Form 10-K
period 2011-03-31
POTASH AMERICA, INC.
filed 2011-06-29
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-150775

POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor, 200 South Virginia Street, Reno, NV	89501
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	775.398.3019

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

N/A
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the last 90 days.

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter)  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2010 was US$ 40,200,000 based on a US$0.60 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
147,200,000 as of June 24, 2011

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

6

Item 1B.

Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

15

Item 4.

[Removed and Reserved]

15

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  15

Item 6.

Selected Financial Data

16

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

16

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 8.

Financial Statements and Supplementary Data

20

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

23

Item 9A.

Controls and Procedures

23

Item 9B.

Other Information

24

Item 10.

Directors, Executive Officers and Corporate Governance

25

Item 11.

Executive Compensation

29

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

31

Item 13.

Certain Relationships and Related Transactions, and Director Independence

32

Item 14.

Principal Accounting Fees and Services

33

Item 15.

Exhibits, Financial Statement Schedules

33

PART I

Item 1.

Business

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors”, that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" means Potash America, Inc., unless otherwise stated.

General Overview

We were incorporated in the state of Nevada on July 31, 2007 as Adtomize Inc.  On June 29, 2010, we underwent a change of control. On September 8, 2010, we affected a split of our authorized capital and our issued and outstanding common shares on an 80 for 1 basis. On March 3, 2011 we changed our name to Potash America, Inc., and began looking for opportunities to acquire exploration stage mineral properties. We maintain our business offices at 200 South Virginia Street, 8th Floor, Reno, Nevada, 89501 and our telephone number is (775) 398-3019.

Previous Business

Before we went through a change of control and business focus, we engaged in the business of developing an online advertising brokerage service to bring together high traffic web site publishers with companies wishing to place ads on them in order to drive traffic to their own internet sites. Since our inception, we had been attempting to raise money to operate our business, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. As we have been unable to raise the capital necessary to develop and market our service, we began a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate.

Current Business

Shortly after changing our business focus to exploration stage properties, we identified an opportunity to acquire the Newfoundland Property from Habitants Minerals Ltd. We entered into a letter of intent on March 15, 2011 and subsequently a mining property acquisition agreement on June 6, 2011. We now plan to undertake further evaluation of the Newfoundland Property. Further details on our property and our exploration plans can be found in the section titled “Description of Property”.

Market, Customers and Distribution Methods

Although there can be no assurance, large and well capitalized markets are readily available for all minerals throughout the world. A very sophisticated futures market for the pricing and delivery of future production also exists. The price for minerals is affected by a number of global factors, including economic strength and resultant demand for minerals for production, fluctuating supplies, mining activities and production by others in the industry, and new and or reduced uses for subject minerals.

The mining industry is highly speculative and of a very high risk nature. As such, mining activities involve a high degree of risk, which even a combination of experience, knowledge and careful evaluation may not be able to overcome. Few mining projects actually become operating mines.

The mining industry is subject to a number of factors, including intense industry competition, high susceptibility to economic conditions (such as price of minerals, foreign currency exchange rates, and capital and operating costs), and political conditions (which could affect such things as import and export regulations, foreign ownership restrictions). Furthermore, the mining activities are subject to all hazards incidental to mineral exploration, development and production, as well as risk of damage from earthquakes, any of which could result in work stoppages, damage to or loss of property and equipment and possible environmental damage. Hazards such as unusual or unexpected geological formations and other conditions are also involved in mineral exploration and development.

Competition

The mineral exploration industry is highly competitive. We are a new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

Many of the mineral exploration companies with which we compete for financing and for the acquisition of mineral exploration properties have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquiring mineral exploration interests of merit or on exploring or developing their mineral exploration properties. This advantage could enable our competitors to acquire mineral exploration properties of greater quality and interest to prospective investors who may choose to finance their additional exploration and development. Such competition could adversely impact our ability to attain the financing necessary for us to acquire further mineral exploration interests or explore and develop our current or future mineral exploration properties.

We also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to invest in such companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our acquisition or exploration programs if investors perceive that investments in our competitors are more attractive based on the merit of their mineral exploration properties or the price of the investment opportunity. In addition, we compete with both junior and senior mineral exploration companies for available resources, including, but not limited to, professional geologists, land specialists, engineers, camp staff, helicopters, float planes, mineral exploration supplies and drill rigs.

General competitive conditions may be substantially affected by various forms of energy legislation and/or regulation introduced from time to time by the governments of the United States and other countries, as well as factors beyond our control, including international political conditions, overall levels of supply and demand for mineral exploration.

In the face of competition, we may not be successful in acquiring, exploring or developing profitable mineral properties or interests, and we cannot give any assurance that suitable mineral properties or interests will be available for our acquisition, exploration or development. Despite this, we hope to compete successfully in the mineral exploration industry by:

•

keeping our costs low;

•

relying on the strength of our management’s contacts; and

•

Using our size and experience to our advantage by adapting quickly to changing market conditions or responding swiftly to potential opportunities.

Intellectual Property

We have established a website and maintain the domain www.potashamerica.com.

Research and Development

We have not spent any amounts on which has been classified as research and development activities in our financial statements since our inception.

Government Regulation

Any operations at the Newfoundland Property will be subject to various Federal and Provincial laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the Newfoundland Property with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of property in Canada.

Environmental Regulations

We are not aware of any material violations of environmental permits, licenses or approvals that have been issued with respect to our operations. We expect to comply with all applicable laws, rules and regulations relating to our business, and at this time, we do not anticipate incurring any material capital expenditures to comply with any environmental regulations or other requirements.

While our intended projects and business activities do not currently violate any laws, any regulatory changes that impose additional restrictions or requirements on us or on our potential customers could adversely affect us by increasing our operating costs or decreasing demand for our products or services, which could have a material adverse effect on our results of operations.

Employees

We have commenced only limited operations; therefore, we have no full-time employees. Our officers and directors provide services to us on an as-needed basis. When we commence full operations, we will need to establish full-time management and administrative support staff. Our company intends to ‘contract-out’ many of these functions.

Item 1A.

Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 1B.

Unresolved Staff Comments

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.

Properties

We currently rent an office totaling approximately 300 square feet in area for which we pay $199 per month. Our office is located at 200 South Virginia Street, 8th Floor, Reno, Nevada, 89501 and our telephone number is (775) 398-3019. Our company deems this to be satisfactory at this time.

Newfoundland Property

Location and Access

The potash claim which comprises the Newfoundland Property is located in the St. George’s Bay Basin of Western Newfoundland, Canada.  Title #018321M is part of the historic St. Finton’s Potash Intercept.  The area of Western Newfoundland is at the mouth of the St. Lawrence River emptying into St. George’s Basin on the Western coast of Newfoundland.  The Robinsons River in Newfoundland also runs into St. George’s Basin. The area is sparsely populated with several small villages including Barachois Brook, Heatherton, Robinson’s, Bay Saint George and St. Fintan’s, about 3.2-4.8 kilometers (2-3 miles) east of the claims.

 Access to the property is readily available as a gypsum operation exists abutting the property. Canadian Highway #1 coupled with existing roads and mining paths should allow our company to carefully proceed while at the same time doing as little to disturb life at the site.

About half the area is forested, but much of the higher land in the south and west consists of "moss barrens" which are of no value for pasture or timber. In accord with the temperature, ash and elm are confined to the warmer south-west valleys, while yellow birch and white pine are common in the centre and west. Balsam fir and black spruce are general everywhere in the lower lands except in the north-east, where aspen and paper birch stand the cold climate better.

SCANNED IMAGE

64°
60°
56°
52°
48°
LABRADOR
QUEBEC
ANTICOSTI Is.
ATLANTIC
OCEAN
NEWFOUNDLAND
GULF OF
ST. LAWRENCE
NOVA SCOTIA
NEWFOUNDLAND
POTASH PROJECT
FIGURE 10
LOCATION MAP
100 MI

Figure 1

Figure 2

As set out in Figure 2 and Figure 3, the property is located beginning at the Northeast corner of the herein described parcel of land, and said corner having UTM coordinates of 5 340 000 N, 362 500 E; of Zone 21; thence South 1,500 metres, thence West 1,500 metres, thence North 500 metres, thence West 500 metres, thence North 1,000 metres, thence East 2,000 metres to the point of beginning. All bearings are referred to the UTM grid, Zone 21. NAD27.

Google Earth
File Edit View Tools Add Help
mina nv
Jeffrey's
Maidstone
Saint David's
Saint Fintan's
Trans-Canada Hwy
1
Image © 2011 DigitalGlobe
© 2011 Cnes/Spot Image
© 2011 Google
©2010 Google
Imagery Date: 5/28/2006
2006
48°10'17.50" N 58°46'20.91" W elev 164 ft
Eye alt 35874 ft
SmartZone Commu...
Web-Based Email :: ...
mining at maidston...
Google Earth
3:35 PM

Figure 3

The island has a marine climate much modified by the cold Labrador current. This keeps the summer cool, and also lowers the winter temperatures considerably. Thus the range of mean temperatures is 36°F, from 59° in July to 23° in January. In January all the island is below freezing point, and even in summer snow persists in places on the elevated plateau. In July most of the island is above or near 57°F, but the warmest region (61°F) is in the west in the vicinity of Corner Brook. The rainfall is adequate, ranging from 30 inches on the north-west to 60 inches on the south coast. Fogs are very prevalent on the south-east coasts.

Ownership and Interest

On June 6, 2011 we entered into and closed a property acquisition agreement with Habitants Minerals Ltd.  Pursuant to the terms of the agreement, we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the “Newfoundland Property”. The Newfoundland Property is further described below in the section titled “Description of Property”. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

The aggregate consideration of $50,000 consisting of the following:

•

$30,000 which was previously provided to Habitants, and

•

the balance of $20,000 which was provided on the closing of the agreement.

If we identify any material defect in Habitant’s title to the Newfoundland Property, we shall give Habitants notice of such defect.  If the defect has not been cured within 30 days of receipt of such notice, we shall be entitled to take such curative action as is reasonably necessary, and shall be entitled to deduct the costs and expenses incurred in taking such action from the payments then otherwise due or accruing due to Habitants.  If there are no such payments, we shall be entitled to a refund in the amount of said costs and expenses.

If any third party asserts any right or claim to the Newfoundland Property or to any amounts payable to Habitants, we may deposit any amounts otherwise due to Habitants in escrow with a suitable agent until the validity of such right or claim has been finally resolved.  If we deposit said amounts in escrow, we shall be deemed not in default under this agreement for failure to pay such amounts to Habitants.

History of Operations

We are not aware of any operations on the Newfoundland Property directly.  What follows is a summary of various operations on properties in the St. George’s Basin of Newfoundland related to properties located in close proximity to our claims.

For over forty five years the greater St. George's Basin of Newfoundland has been sporadically mapped and considered as a potential site for salt/potash accumulation at depth. During the summer of 1947, drilling operations for salt were carried out by the Geological Survey of Newfoundland. The program consisted of 8.drill holes near Plaster Pond 3.2-4.8 kilometers (2-3 miles) east of Heatherton. The holes encountered limestone, anhydrite and gypsum, but no salt was encountered.

In 1953, the Newfoundland Government drilled four holes near "Cartwheel Turn" along Highlands River and the Canadian National Railroad.  In 1954, a regional gravity and mapping survey of the Bay St. George's area was carried out by Peter Verrall for the Geological Survey of Newfoundland.

During 1968-1973, Hooker Chemicals Limited tested three of the abovementioned negative gravity anomalies for salt at Robinson's, St. Fintan's and Newfoundland Property. (Figure 4.)

SCANNED IMAGE

NEWFOUNDLAND POTASH PROJECT
NEWFOUNDLAND
REGIONAL GEOLOGICAL MAP
1938-1973
ST. GEORGE'S BAY
St. George's
48° 15'
48° 00'
58° 30'
FIGURE 6 Aug/85
PENNSYLVANIAN
4 BARACHOIS GROUP
MISSISSIPPIAN
3 CODROY GROUP
2 ANGUILLE GROUP
PRE CARBONIFEROUS
1 UNDIFFERENTIATED PRE CARBONIFEROUS ROCKS
Thrust fault by Verrall
Right-hand tear faults by Verrall
Faults mapped by other geologists
Previous drill holes
Quarry
Anticline
Syncline

Figure 4

12

At Robinson's, along the coast, a hole was core drilled in 1972. The hole collared in the Jeffrey's Village Formation consisting of grey beds and then remained in predominantly red beds. In 1973, Hooker Chemicals Ltd. drilled a 459.0 meter (1,105 foot) hole at St. Fintan's. The hole was rotored to 230.4 meters (756 feet) where it intersected grey halite.

During 1976 Amax Exploration, under agreement with Hooker Chemicals Limited, drilled an additional 794 meter (2,605 foot) vertical hole to test the property's potential for potash. It failed to intersect the evaporites of the Woodville Formation. It is postulated that a fault with a vertical displacement of at least 610 meters (2,000 feet) lies between the Hooker and Amax holes. (Figure 5.)

SCANNED IMAGE

A
10,000E
A'
Regional
Bouguer
milligals
Bouguer Gravity
assumed regional gravity gradient decreasing about 0.15 mgls/mile milligals
Codroy Syncline
Minor Anticline
Vertical bedding
possible weak faulting
Surface
Sea level
Possible Potash
Intercalated salt & claystone clay
3b
3c
4
3-b

Cross Section A-A'
West-East along Fischell's Brook
Looking North
Fig # 8 Aug/85

Figure 5

During the period March 1st, 1980 to August 1st, 1980, two diamond drill holes were completed by Pronto Explorations Ltd. using rotary and H.Q. coring equipment to depths of 2,887 feet (879.9 meters) and 2,106 feet (641.9 meters).During March 1981 through May 1982, five holes were drilled in the Stephenville area of southwestern Newfoundland for the Pronto-Noranda Newfoundland Potash Joint Venture. The holes were drilled to test the potash potential of three negative gravity anomalies in both the inner and outer portions of the St. George's Basin.

Present Condition and Plan of Exploration

Our company intends to commence evaluation of the newly acquired property. A manager of Canadian operations has been contracted and our company has established an Advisory Board of experts to assist in this evaluation process. It is anticipated that information such as geological studies, mappings, and drawing may be used in this process. In the event that additional physical studies be performed it is our company’s intent to hire independent, licensed and/or certified experts in their field(s).

We intend to hire a geologist to conduct studies of the property.

It is anticipated that such studies shall commence prior to the winter freeze period. Newfoundland, Canada has a substantial winter season during which limited to no exploration and evaluation activities can occur.

The cost of the study is expected to be in the range of $10,000 to $ 15,000.

Upon results of this study we will communicate with our Board of Advisors to determine what course of action the company should take at that time. Such decisions may include:

1)

Further geological studies and assays.

a.

Core sampling

b.

Seismic geological studies

2)

Re-offering the property for sale.

3)

Maintaining the property in the company’s inventory.

During each stage of the development process our company will continue to evaluate the economic feasibility, as well as the economic valuation of the property. At any time our company may determine that a sale or joint venture of the property would be in its’ best interest. The full Board of Directors with the guidance of the Board of Advisors shall make such determination as appropriate at the time.

Geology

We are not aware of any operations on the Newfoundland Property directly.  What follows is a discussion of the general geological characteristics of the St. George’s Basin of Newfoundland and properties located in close proximity to our claims.

The greatest thickness of Mississippian aged sediments within Eastern Canada lie in the Fundy epieugeosyncline. Figure #1 shows the area of interest in orange. During late Devonian times this northeasterly trending graben or rift structure extended from eastern New Brunswick to western Newfoundland. The tectonic activity referred to as the Maritime Disturbance occurred mainly in the basin areas of the Fundy Epieugeosyncline. This resulted in fragmentation of the Appalachian basement followed by contemporaneous uplift and subsidence, creating source and depositional areas for carboniferous sedimentation. The combination of reoccurring epeirogenic subsidence with local uplifts during carboniferous sedimentation resulted in onlap of each succeeding rock unit upon the flanks of positive areas.

Deformation caused local and regional compression and tilting, now-represented by broad, open folds, reverse and normal faulting and salt tectonism. Today, the Mississippian and Pennsylvanian formations lie with pronounced angular unconformity on paleozoic and precambrian fault hounded basement blocks.

The St. George's Basin within the Fundy Epieugeosyncline lies along the southwest coast of Newfoundland. It is bounded as the northwest by a folded Cambrian Platform and on the southeast by the Newfoundland Platform. These two positive areas stood above deposition through the carboniferous time. The Long Range Mountains composed of precambrian igneous, and metamorphic rocks has been thrusted westward upon the younger carboniferous lowlands, and subsequently dissected the St. George's Basin to its present surface.

Index of Geologic Terms

Term	Definition
Evaporite

A name for a water-soluble mineral sediment that result from the evaporation from an aqueous solution and has been concentrated by evaporation. There are two types of evaporate deposits, marine which can also be described as ocean deposits, and non-marine which are found in standing bodies of water such as lakes. Evaporites are considered sedimentary rocks.

Epeirogenic	Refers to upheavals or depressions of land exhibiting long wavelengths and little folding apart from broad undulations.
Epieugeosyncline	Deep troughs formed by subsidence which have limited volcanic power and overlie a eugeosyncline.
Evaporate	Refers to any of a variety of individual minerals found in the sedimentary deposit of soluble salts that results from the evaporation of water.
Graben	A depressed block of land bordered by parallel faults.
Halite	Commonly known as rock salt, is the mineral form of sodium chloride.
Paleozoic	The era of geologic time, about 570 million to 248 million years ago, during which fish, insects, amphibians, reptiles, and land plants first appeared.
Precambrian

The span of time before the current Phanerozoic Eon, and is a Supereon divided into several eons of the geologic time scale. It spans from the formation of Earth around 4600 Ma (million years ago) to the beginning of the Cambrian Period, about 542 Ma, when macroscopic hard-shelled animals first appeared in abundance.

Tectonism	The faulting or folding or other deformation of the outer layer of a planet.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

[Removed and Reserved]

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common stock is quoted on the OTC Bulletin Board under the Symbol "PTAM". We received approval on July 10, 2008 for trading under the symbol “ADMZ”.  On March 7, 2011, our symbol was changed to our current symbol “PTAM” in connection with our merger.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended(1)	High	Low
March 31, 2011	$0.54	$0.17
December 31, 2010	$0.27	$0.27
September 30, 2010	$N/A	$N/A
June 30, 2010	$0.0075	$0.0069

(1)

The first trade in our common stock occurred on June 2, 2010.

As of June 28, 2011, there were 70 holders of record of our common stock. As of such date, 147,200,000 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, 100 2nd Avenue South, Suite 705S, St. Petersburg, FL  33701 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

Dividend Policy

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2011 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2011.

Equity Compensation Plan Information

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Plan.

Awards under our 2011 Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

We do not have any outstanding convertible securities

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended March 31, 2011.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2011 and March 31, 2010 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

Our audited financial statements are prepared in accordance with United States Generally Accepted Accounting Principles.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Personnel Plan

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations

For the Year Ending March 31, 2011 and 2010

	Year Ended March 31
	2011		2010
Revenue	$	Nil	$	Nil
Operating Expenses		$55,444		$18,805
Net Loss from Operations		$(55,444)		$(18,805)

Expenses

Our operating expenses for our years ended March 31, 2011 and 2010 are outlined in the table below:

	Year Ended March 31
	2011	2010
Professional fees	$24,401		$9,390
Transfer agent and filing fees	$6,963		$5,900
Consulting	$13,500	$	Nil
Web development	$7,368	$	Nil
Exploration costs	$1,000	$	Nil
General and administrative	$2,212		$3,515

Operating expenses for year ended March 31, 2011 increased by 195% as compared to the comparative period in 2010 primarily as a result of an increase in professional fees, consulting, web development and exploration costs.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Plan.

On April 21, 2011, Mr. Brass and Mr. Marcus were granted 300,000 stock options each exercisable at a price of $0.60 per share for a period of five years from the date of grant. The vesting schedule for the stock options is 100,000 options upon execution of the Stock Option Agreement of April 21, 2011; 100,000 options on the first anniversary (April 21, 2012) and 100,000 options on the second anniversary (April 21, 2013).

Liquidity and Financial Condition

Working Capital
	At March 31, 2011	At March 31, 2010	Percentage Increase/ (Decrease)
Current Assets	$38,233	$187	20,345%
Current Liabilities	$103,565	$24,231	327%
Working Capital (Deficit)	$(65,332)	$(24,044)	172%

Cash Flows
	Year Ended March 31, 2011		Year Ended March 31, 2010
Net Cash used in Operating Activities	$(40,312)		$(14,285)
Net Cash used in Investing Activities	$(30,000)	$	Nil
Net Cash Provided by Financing Activities	$77,939		$9,860
Increase (Decrease) in Cash During the Period	$7,627		$(4,425)

We estimate that our expenses over the next 12 months will be approximately $100,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
Management and operating costs	12 months	25,000
Consulting fees	12 months	5,000
General and administrative	12 months	5,000
Evaluation of Newfoundland property	12 months	15,000
Total		100,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $100,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

We anticipate continuing to rely on equity sales of our common stock in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing stockholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned business activities.

We presently do not have any arrangements for additional financing for the expansion of our exploration operations, and no potential lines of credit or sources of financing are currently available for the purpose of proceeding with our plan of operations.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Going Concern

We have generated only nominal revenues and are dependent upon obtaining outside financing to carry out our operations and pursue our business development activities. If we are unable to generate future cash flows, raise equity or secure alternative financing, we may not be able to continue our operations and our business plan may fail. You may lose your entire investment.

If our operations and cash flow improve, our management believes that we can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or an improvement in our liquidity situation. The threat of our ability to continue as a going concern will cease to exist only when our revenues have reached a level able to sustain our business operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of March 31, 2011, there have been no stock options issued.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company's results of operations, financial position or cash flow.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 8.

Financial Statements and Supplementary Data

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2011 AND 2010

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet as of March 31, 2011 and 2010

F-2

Statements of Operations for the years ended

March 31, 2011 and 2010 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2011

F-3

Statement of Stockholders’ Equity (Deficit) as of March 31, 2011

F-4

Statements of Cash Flows for the years ended

March 31, 2011 and 2010 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2011

F-5

Notes to the Financial Statements

F-6 - F-10

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Potash America, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Potash America, Inc. (formerly Adtomize, Inc.) (the “Company”) as of March 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potash America, Inc. (formerly Adtomize, Inc.) as of March 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 27, 2011

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

	March 31, 2011	March 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$ 7,814	$ 187
Prepaid expenses	419	0
Deposits	30,000	0

Total Assets	$ 38,233	$ 187

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 14,477	$ 12,426
Deferred compensation	13,500	0
Accrued interest	88	0
Notes payable – related parties	35,500	11,805
Line of credit	40,000	0
Total Liabilities	103,565	24,231

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 147,200,000 shares issued and outstanding	14,720	184
Additional paid in capital	49,524	49,816
Deficit accumulated during the exploration stage	(129,576)	(74,044)
Total Stockholders’ Deficit	(65,332)	(24,044)

Total Liabilities and Stockholders’ Deficit	$ 38,233	$ 187

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2011

	Year ended March 31, 2011	Year ended March 31, 2010	Period from July 31, 2007 (Inception) to March 31, 2011

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	24,401	9,390	71,291
Transfer Agent and filing fees	6,963	5,900	23,911
Consulting	13,500	0	13,500
Web development	7,368	0	7,368
Exploration costs	1,000	0	1,000
General and administrative	2,212	3,515	12,418
TOTAL OPERATING EXPENSES	55,444	18,805	129,488

LOSS FROM OPERATIONS	(55,444)	(18,805)	(129,488)

OTHER INCOME (EXPENSES)
Interest expense	(88)	0	(88)
TOTAL OTHER INCOME (EXPENSES)	(88)	0	(88)

NET LOSS PRIOR TO INCOME TAXES	(55,532)	(18,805)	(129,576)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (55,532)	$ (18,805)	$ (129,576)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,200,000	147,200,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2011

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founders for cash	80,000,000	100	7,900	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	0

Forgiveness of shareholder debt	-	-	14,244	-	14,244

Net loss for the year ended March 31, 2011	-	-	-	(55,532)	(55,532)

Balance, March 31, 2011	147,200,000	$ 14,720	$ 49,524	$ (129,576)	$ (65,332)

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2011 AND 2010

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2011

	Year ended March 31, 2011	Year ended March 31, 2010	Period from July 31, 2007 (Inception) to March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (55,532)	$ (18,805)	$ (129,576)
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	(419)	2,500	(419)
Increase in accrued expenses	2,051	2,020	14,477
Increase in accrued interest	88	0	88
Increase in deferred compensation	13,500	0	13,500
Net Cash Used in Operating Activities	(40,312)	(14,285)	(101,930)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for mineral property	(30,000)	0	(30,000)
Net Cash Used in Investing Activities	(30,000)	0	(30,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	37,939	9,860	49,744
Proceeds from line of credit	40,000	0	40,000
Proceeds from sale of stock	0	0	50,000
Net Cash Provided by Financing Activities	77,939	9,860	139,744

INCREASE (DECREASE) IN CASH	7,627	(4,425)	7,814

Cash, beginning balance	187	4,612	-

Cash, ending balance	$ 7,814	$ 187	$ 7,814

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ 14,244	$ 0	$ 0

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 1 – NATURE OF OPERATIONS

Potash America, Inc. (formerly Adtomize, Inc.) (“the Company” or “PTAM”), was incorporated in the state of Nevada on July 31, 2007. PTAM’s primary focus is the development of fertilizer and agri-business assets. Such assets may include Potash, Montmorillonite, Bentonite and Gypsum. The Company seeks to acquire known deposits whose economic value has recently changed with market pricing levels, and develop these assets into agri-products.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies.  An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis

The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  The Company has adopted a March 31 fiscal year end.

Financial Instrument

The Company's financial instrument consists of cash, prepaid expenses, deposits, accrued expenses, deferred compensation, amounts due to stockholders and a line of credit.

The amounts due to stockholders are non-interest bearing.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2011 and 2010, respectively, the Company had $7,814 and $187 of cash.

Advertising

The Company expenses advertising costs as incurred.  The Company has had no advertising activity since inception.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 2 – SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2011.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of March 31, 2011, there have been no stock options issued.

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

PTAM does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of $419 of prepaid rent as of March 31, 2011 and will be expensed during the subsequent quarter.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 4 – DEPOSITS

On February 27, 2011, the Company issued a letter of intent to acquire certain mineral properties in Newfoundland, Canada for $50,000 and paid a deposit of $30,000. The acquisition closed on June 6, 2011.

NOTE 5 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of March 31, 2011 and 2010:

	2011	2010
Accounting fees	$ 6,000	$ 11,500
Rent	0	406
Legal fees	4,617	0
Filing fees	860	520
Web development	3,000	0
Total Accrued Expenses	$ 14,477	$ 12,426

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of March 31, 2010 there was $11,805 due to a shareholder. The shareholder loaned the company as additional $2,439 during the year ended March 31, 2011. The loans were unsecured, non-interest bearing and due on demand. The total debt of $14,244 was forgiven and recorded as contributed capital on July 9, 2010.

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of March 31, 2011.

NOTE 7 – LINE OF CREDIT

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand. The line was drawn to $40,000 as of March 31, 2011.  Interest expense related to the line of credit was $88 as of March 31, 2011.

On June 22, 2011, the amount of credit available to the Company was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $155,000 as of June 28, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Beginning July 1, 2010, the Company entered into a consulting agreement with a director for $1,500 per month as compensation. The total amount of $13,500 for the period ended March 31, 2011 has been recorded as deferred compensation.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011 AND 2010

NOTE 9 – CAPITAL STOCK

The company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 80,000,000 common shares at to founders for total proceeds of $8,000.  Additionally, the Company issued 67,200,000 shares during the period ended March 31, 2008 for total proceeds of $42,000

On July 9, 2010, a former shareholder and director of the Company agreed to forgive debt in the amount of $14,244. This amount has been recorded as contributed capital.

Effective September 8, 2010 the Company increased the authorized shares of common stock from 100,000,000 to 200,000,000 and enacted a forward stock split of 80 to 1. All share and per share data has been adjusted to reflect such stock split.

There were no additional shares issued during the year ended March 31, 2011.

There were 147,200,000 shares of common stock issued and outstanding as of March 31, 2011.

As of March 31, 2011, the Company has no warrants or options outstanding.

NOTE 10 – INCOME TAXES

The provision for Federal income tax consists of the following:

	March 31, 2011	March 31, 2010
Federal income tax benefit attributable to:
Current operations	$ 18,881	$ 6,394
Less: valuation allowance	(18,881)	(6,394)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2011	March 31, 2010
Deferred tax asset attributable to:
Net operating loss carryover	$ 44,056	$ 25,175
Less: valuation allowance	(44,056)	(25,175)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $129,576 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2011 and 2010

NOTE 11 – SUBSEQUENT EVENTS

On April 21, 2011, the Company issued 600,000 stock options to directors of the Company per the Stock Option Plan with an exercise price of $0.60 per share and an expiration date of April 14, 2106.

On May 16, 2011, the Company signed a letter of intent to purchase 100% interest in 39 BLM claims in Nevada for $20,000 plus expenses.

On June 6, 2011, the Company closed on its acquisition of mineral properties in Newfoundland, Canada. An additional $20,000 was paid at closing. See Note 4.

On June 15, 2011, the Company entered into a consulting agreement which granted the consultant 50,000 stock options per the Stock Option Plan with an exercise price of $1.00 per share expiring on June 15, 2016.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000.  As of June 28, 2011, the line of credit was drawn to $155,000. See Note 7.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2011 to June 28, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011.

Our  management, with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended ( the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

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

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

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

As of March 31, 2011 our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2011.

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

This annual report does not include an attestation report of our company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our company's registered public accounting firm pursuant to temporary rules of the SEC that permit our company to provide only the management's report in this annual report.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2011.   Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2011.

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

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Barry Wattenberg	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	55	June 29, 2010
Alan B. Brass	Director	61	April 21, 2011
Norman Marcus	Director	59	April 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Barry Wattenberg - President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director

Mr. Wattenberg has served in various capacities within the securities industry, including Chief Compliance Officer, Chief Operating Officer, Head Trader/Market Maker at several different NASD Member Broker/Dealers from 1988 – 2008.  Currently, Mr. Wattenberg is a private investor. Mr. Wattenberg is Past President of a local Kiwanis chapter.  He has a B.S. Economics & Management Science, Carnegie-Mellon University, Pittsburgh, Pennsylvania.  Mr. Wattenberg was chosen as one of our directors due to his experience with publicly traded companies.

Alan B. Brass - Director

Alan Brass, C.P.A., is a 1971 graduate of the University of South Florida. Mr. Brass received his Certified Public Accountant credentials in 1979, and is a member of the Florida Institute of Certified Public Accountants.

Mr. Brass has served on the board of the Aging and Disability Resource Center of Broward County for 26 years, and served 2 years as its president.  Additionally, he has served on the board of directors and the advisory board of the Lester H. White Unit of the Boys and Girls Club in Fort Lauderdale, Florida.  Mr. Brass was chosen as one of our directors due to his accounting expertise.

Norman Marcus - Director

Norman Marcus graduated with a Bachelor of Arts from Tulane University, and earned a Juris Doctor from the University of Miami.   Mr. Marcus was licensed to practice law in the State of Florida in 1975, and he has continuously engaged in the private practice of law since that time, operating his own firm since 1978.  Mr. Marcus is also certified by the Florida Supreme Court as a family mediator and he is a qualified arbitrator under Florida law.  Mr. Marcus was chosen as one of our directors due to his experience in the legal field.

There have been no transactions between our company and Mr. Wattenberg since our company’s last fiscal year which would be required to be reported herein. On April 21, 2011, Mr. Brass and Mr. Marcus were granted 300,000 stock options each exercisable at a price of $0.60 per share for a period of five years from the date of grant. The vesting schedule for the stock options is 100,000 options upon execution of the Stock Option Agreement of April 21, 2011; 100,000 options on the first anniversary (April 21, 2012) and 100,000 options on the second anniversary (April 21, 2013).

Other Directorships

Other than as disclosed above, during the last 5 years, none of our directors held any other directorships in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Conflicts of Interest

Our directors are not obligated to commit their full time and attention to our business and, accordingly, they may encounter a conflict of interest in allocating their time between our operations and those of other businesses. In the course of their other business activities, they may become aware of investment and business opportunities which may be appropriate for presentation to us as well as other entities to which they owe a fiduciary duty. As a result, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. They may also in the future become affiliated with entities, engaged in business activities similar to those we intend to conduct.

In general, officers and directors of a corporation are required to present business opportunities to a corporation if:

•

the corporation could financially undertake the opportunity;

•

the opportunity is within the corporation’s line of business; and

•

it would not be fair to the corporation and its stockholders not to bring the opportunity to the attention of the corporation.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, promoters or control persons has been involved in any of the following events during the past ten years:

1.

A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i.

Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity

ii.

Engaging in any type of business practice; or

iii.

Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.

Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

5.

Such person was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.

Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding      by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.

Such person was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

 Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.

Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Accordingly, our officers, directors, and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Ethics

Our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, members of our board of directors, our company's officers including our president, chief executive officer and chief financial officer, employees, consultants and advisors. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

1.

honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

2.

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

3.

compliance with applicable governmental laws, rules and regulations;

4.

the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

5.

accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's Senior Officers commit to timely, accurate and consistent disclosure of information; that they maintain confidential information; and that they act with honesty and integrity.

Our Code of Business Conduct and Ethics is being filed with the Securities and Exchange Commission as Exhibit 14.1 to our current report on Form 8-K filed on June 17, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Potash America Inc., 8th Floor, 200 South Virginia Street, Reno, Nevada  89501.

Committees of the Board

All proceedings of our board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the corporate laws of the state of Nevada and the bylaws of our company, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Audit Committee and Charter

Currently our audit committee consists of Barry Wattenberg and Alan Brass. We have determined that Alan Brass serves the audit committee in the capacity as an independent director.  We will appoint a third member of the audit committee when a suitable independent director is appointed to our board of directors.

We have not implemented an audit committee charter. When we do adopt an audit committee charter, we will announce it via the filing of a current report on form 8-K.

Compliance Committee and Charter

Our compliance committee consists of Barry Wattenberg and Norman Marcus.

We have not implemented an audit committee charter. When we do adopt an audit committee charter, we will announce it via the filing of a current report on form 8-K.

Nominating Committee and Charter

We currently do not have nominating committee or other committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Advisory Board

We have established an advisory board to assist in the exploration, development and commercialization of fertilizer-oriented projects. On March 21, 2011 we appointed Jeff Adams as the first member of our advisory board. Mr. Adams brings over 30 years experience in the marketing and valuation of mining properties. Canadian-based, Mr. Adams has participated in the company’s prospective acquisition of the Newfoundland Property.

Audit Committee and Audit Committee Financial Expert

Our board of directors has determined that none of the members of our audit committee qualifies as an "audit committee financial expert" as defined in Item 407(d)(5)(ii) of Regulation S-K, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

Our audit committee is governed by an Audit Committee Charter adopted by our board of directors.

We believe that the members of our audit committee are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. We believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date. In addition, we currently do not have nominating, compensation or committees performing similar functions nor do we have a written nominating, compensation. Our board of directors does not believe that it is necessary to have such committees because it believes the functions of such committees can be adequately performed by our board of directors.

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

each of our two most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2011 and 2010; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2011 and 2010, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
Barry Wattenberg(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2011 2010	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A	Nil N/A
Lester Manalo(2) Former President, Chief Executive Officer, Treasurer and Director	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil
Ronald A.T. Lopez(3) Former Secretary	2011 2010	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

(1)

Mr. Wattenberg was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on June 29, 2010

(2)

Mr. Manalo was appointed chief executive officer, president, chief financial officer, treasurer and director on July 31, 2007 and resigned all positions on June 29, 2010

(3)

Mr. Lopez was appointed secretary and director on July 31, 2007 and resigned as secretary and director on June 29, 2010.

Other than as set out below, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive share options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that share options may be granted at the discretion of our board of directors.

We entered into director association agreements with Mr. Brass and Mr. Marcus on April 21, 2011. Pursuant to the terms of the agreement, we will pay Mr. Brass and Mr. Marcus $500 each per board of directors meeting attended, attendance may be via electronic means. Mr. Brass and Mr. Marcus shall be reimbursed for all reasonable expenses related to their physical attendance at the annual general meeting; in addition to their respective director’s fees. The director association agreements also grant stock options to Mr. Brass and Mr. Marcus as set out above. The term of the agreement is effective April 21, 2011 and shall continue until terminated pursuant to the terms of the agreements.

Stock Option Plan

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Plan.

2011 Grants of Plan-Based Awards

There were no equity or non-equity awards granted to the named executives in 2011.

Outstanding Equity Awards at Fiscal Year End

There were no outstanding equity awards as at March 31, 2011.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2011 there were no options exercised by our named officers.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We entered into director association agreements with Mr. Brass and Mr. Marcus on April 21, 2011. Pursuant to the terms of the agreement, we will pay Mr. Brass and Mr. Marcus $500 each per board of directors meeting attended, attendance may be via electronic means. Mr. Brass and Mr. Marcus shall be reimbursed for all reasonable expenses related to their physical attendance at the annual general meeting; in addition to their respective director’s fees. The director association agreements also grant stock options to Mr. Brass and Mr. Marcus as set out above. The term of the agreement is effective April 21, 2011 and shall continue until terminated pursuant to the terms of the agreements.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

Family Relationships

There are no family relationships between any of our executive officers or directors.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 24, 2011, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Barry Wattenberg c/o Potash America, Inc. 200 So. Virginia Street, 8th Floor Reno, Nevada 89501	80,000,000 Common	54.3%
Alan B. Brass 8181 W. Broadway Blvd, Suite 350 Plantation, FL 33324	100,000 Common(2)	0.0%
Norman Marcus 8181 W. Broadway Blvd, Suite 350 Plantation, FL 33324	100,000 Common(2)	0.0%
Directors and Officers as a Group	80,200,000 common	54.4%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 24, 2011.  As of June 24, 2011, there were 147,200,000 shares of our company’s common stock issued and outstanding.

(2)

Includes 100,000 stock options to acquire 100,000 shares of common stock at $0.60 until April 21, 2016.

Changes in Control

We are unaware of any contract or other arrangement or provisions of our Articles or Bylaws the operation of which may at a subsequent date result in a change of control of our company.  There are not any provisions in our Articles or Bylaws, the operation of which would delay, defer, or prevent a change in control of our company.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2011, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Barry Wattenberg, Alan B. Brass and Norman Marcus.

We have determined that Alan B. Brass and Norman Marcus are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers

Currently our audit committee and our compensation committee consist of Barry Wattenberg and Alan B. Brass. We currently do not have nominating or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Our board of directors has determined that we do not have a member of the audit committee that qualifies as an “audit committee financial expert” as defined in as defined in Item 407(d)(5)(ii) of Regulation S-K.

From inception to present date, we believe that the members of our audit committee and the board of directors have been and are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2011 and for the fiscal year ended March 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2011 $	March 31, 2010 $
Audit Fees	10,500	7,500
Audit Related Fees	Nil	Nil
Tax Fees	1,200	Nil
All Other Fees	Nil	Nil
Total	11,700	7,500

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

(a)

Financial Statements

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008).
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010).
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011).
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011).
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.4	Director’s Association Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.5	Director’s Association Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.6	Stock Option Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.7	Stock Option Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.8	Property Acquisition Agreement dated June 6, 2011 between our company and Habitants Minerals Ltd. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer).

*

Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH AMERICA, INC.
(Registrant)
Dated: June 29, 2011	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 29, 2011	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: June 29, 2011	/s/ Alan B. Brass
Alan B. Brass
Director
Dated: June 29, 2011	/s/ Norman Marcus
Norman Marcus
Director