Form 10-Q
period 2011-06-30
POTASH AMERICA, INC.
filed 2011-08-15
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada				41-2247537
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno NV				89501
(Address of principal executive offices)				(Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

				[ ]	YES	[ ]	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		[ ]		Accelerated filer			[ ]
Non-accelerated filer		[ ]	(Do not check if a smaller reporting company)	Smaller reporting company			[X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
				[ ]	YES	[X]	NO

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
147,350,000 common shares issued and outstanding as of August , 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2011

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2011

Balance Sheets as of June 30, 2011 and March 31, 2011

F-1

Statements of Operations for the three months ended

June 30, 2011 and 2010 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2011

F-2

Statement of Stockholders’ Equity (Deficit) as of June 30, 2011

F-3

Statements of Cash Flows for the three months ended

June 30, 2011 and 2010 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2011

F-4

Notes to the Financial Statements

F-5 - F-9

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

	June 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$ 13,640	$ 7,814
Prepaid expenses	2,699	419
Deposits	25,964	30,000
Total Current Assets	42,303	38,233

Fixed Assets
Mining claim	50,000	-
Total Fixed Assets	50,000	-

Total Assets	$ 92,303	$ 38,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 2,124	$ 14,477
Deferred compensation	18,000	13,500
Accrued interest	1,221	88
Notes payable – related parties	35,500	35,500
Line of credit	155,000	40,000
Total Liabilities	211,845	103,565

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 147,350,000 and 147,200,000 shares issued and outstanding	14,735	14,720
Additional paid in capital	210,559	49,524
Deficit accumulated during the exploration stage	(344,836)	(129,576)
Total Stockholders’ Deficit	(119,542)	(65,332)

Total Liabilities and Stockholders’ Deficit	$ 92,303	$ 38,233

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Period from July 31, 2007 (Inception) to June 30, 2011

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	14,759	4,608	86,050
Transfer Agent and filing fees	1,948	1,629	25,859
Consulting	11,700	-	25,200
Web development	10,545	-	17,913
Stock compensation	161,050	-	161,050
Exploration costs	-	-	1,000
General and administrative	14,125	202	26,543
TOTAL OPERATING EXPENSES	214,127	6,439	343,615

LOSS FROM OPERATIONS	(214,127)	(6,439)	(343,615)

OTHER INCOME (EXPENSES)
Interest expense	(1,133)	-	(1,221)
TOTAL OTHER INCOME (EXPENSES)	(1,133)	-	(1,221)

NET LOSS PRIOR TO INCOME TAXES	(215,260)	(6,439)	(344,836)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(215,260)	$ (6,439)	$ (344,836)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,254,000	147,200,000

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founders for cash	80,000,000	100	7,900	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	0

Forgiveness of shareholder debt	-	-	14,244	-	14,244

Net loss for the year ended March 31, 2011	-	-	-	(55,532)	(55,532)

Balance, March, 31, 2011	147,200,000	14,720	49,524	(129,576)	(65,332)

Valuation of stock options	-	-	161,035	-	161,035

Shares issued for compensation	150,000	15	-	-	15

Net loss for the three months ended, June 30, 2011	-	-	-	(215,260)	(215,260)

Balance, June 30, 2011	147,350,000	$ 14,735	$ 210,559	$ (344,836)	$ (119,542)

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended June 30		Period from July 31, 2007 (Inception) to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (215,260)	$ (6,439)	$ (344,836)

Changes in assets and liabilities:
(Increase) in prepaid expenses	(2,280)	-	(2,699)
(Increase) decrease deposit	4,036		(25,964)
Increase in accrued expenses	(11,723)	5,933	2,124
Increase in accrued interest	1,133	-	1,221
Increase in deferred compensation	4,500	-	18,000
Net Cash Used in Operating Activities	(219,594)	(506)	(352,154)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for mineral property	(50,000)	-	(50,000)
Net Cash Used in Investing Activities	(50,000)	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	420	35,500
Proceeds from line of credit	115,000	-	155,000
Valuation from stock compensation	161,050	-	161,050
Additional paid-in-capital	-	-	14,244
Proceeds from sale of stock	-	-	50,000
Net Cash Provided by Financing Activities	276,050	420	415,794

INCREASE (DECREASE) IN CASH	6,456	(86)	13,640

Cash, beginning balance	7,184	187	-

Cash, ending balance	$ 13,640	$ 101	$ 13,640

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30 and March 31, 2011, respectively, the Company had $13,640 and $7,814 of cash.

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

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 2 – SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of June 30, 2011, the Company issued 150,000 common stock shares and 675,000 in stock options in lieu of compensation.

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

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of $2,699 of prepaid rent and retainer for the geologist as of June 30, 2011 and will be expensed during the subsequent quarter.

NOTE 4 – DEPOSITS

On May 11, 2011 the Company entered into a letter of intent to acquire a 100% interest in 39 Bureau of Land Management claims in Mineral County, Nevada. Pursuant to the terms of the letter of intent the Company advanced the following payments to the administrator of the claims, Ms. Kim Diaz:

(a)

$20,000.00, of which $5,000.00 has already been disbursed to Ms. Diaz, contemporaneously with the execution of the letter of intent; and

(b)

$5,000.00, upon the execution of the letter of intent, to enable Ms. Diaz and Elwayne E. Everett to commence the bentonite project on the adjacent property;

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 4 – DEPOSITS (continued)

Under the terms of the letter of intent the Company and Ms. Diaz will enter into an option agreement on or before August 31, 2011.  Pursuant to the option agreement the Company will advance $10,000 to Ms. Diaz to cover reimbursement on the 39 Bureau of Land Management claims which will be deducted from the required payment of $210,000 to Ms. Diaz upon execution of the option agreement. Once executed, additional payment obligations will be required under the option agreement. As of June 30, 2011, the total advanced to Ms. Diaz is $5,964 and the total deposit is $25,964.

NOTE 5 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of June 30 and March 31, 2011:

	June 30, 2011	March 31, 2011
Accounting fees	$ 901	$ 6,000
Legal fees	-	4,617
Filing fees	173	860
Professional fees	300	-
Marketing	250	-
Web development	500	3,000
Total Accrued Expenses	$ 2,124	$ 14,477

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of March 31, 2010 there was $11,805 due to a shareholder. The shareholder loaned the company as additional $2,439 during the year ended March 31, 2011. The loans were unsecured, non-interest bearing and due on demand. The total debt of $14,244 was forgiven and recorded as contributed capital on July 9, 2010.

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of June 30, and March 31, 2011.

NOTE 7 – LINE OF CREDIT

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $155,000 as of June 30, 2011.  Interest expense related to the line of credit was $1,221 as of June 30, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Beginning July 1, 2010, the Company entered into a consulting agreement with a director for $1,500 per month as compensation. The total amounts of $18,000 and $13,500 as of June 30 and March 31, 2011 have been recorded as deferred compensation.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

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

In May 2011 the Company issued 150,000 common shares in lieu of compensation along with stock options. The total stock compensation as of June 30, 2011 is $149,985.

There were no additional shares issued during the year ended June 30, 2011.

There were 147,350,000 shares of common stock issued and outstanding as of June 30, 2011.

As June30, 2011, the Company has no warrants outstanding. There are 675,000 stock options outstanding.

Stock options

In April 2011, the Company issued 600,000 stock options to directors of the Company per the Stock Option Plan with an exercise price of $0.60 per share for a 5 year term.

In May 2011, the Company entered into two consulting agreements which granted a total of 75,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

The amount of stock option compensation expense for the year ending June 30, 2011 was $11,050.

The expense was calculated using the Black-Scholes pricing model.

The following table summarizes information about options as of June 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2011	-	$-
Options granted	675,000.80
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2011	675,000	$.80
Exercisable, June 30, 2011	675,000	$.80

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2011

NOTE 9 – CAPITAL STOCK (continued)

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2011:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.60 to 1.00	675,000	$.80	4.46	675,000	$0.80

As of June 30, 2011, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the year ended June 30, 2011 was $0.80.  The total fair value of shares vested during 2011 was 675,000 of stock options at fair market value on June 30, 2011.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2011 to July 25, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

Our unaudited financial statements are stated in U.S. dollars and are prepared in accordance with generally accepted accounting principles in the United States. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Potash America, Inc., a Nevada corporation, unless otherwise indicated.

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

Current Business

On March 15, 2011 we entered into a credit facility agreement. The lender agreed to provide us with a line of credit in the amount of up to $200,000 wherein, within three business days after receipt of notice from us, the lender will advance amounts requested to our company. On June 22, 2011, the credit facility agreement was amended to increase the size of the line of credit to a total of $1,000,000.  We shall use the advances to fund working capital and general corporate activities.  Pursuant to the terms of the credit facility agreement, our company shall pay any outstanding amounts to the lender on demand. We may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 5% per annum.

We entered into a letter of intent on March 15, 2011 with Habitants Minerals Ltd with respect to an acquisition of a property in Newfoundland, Canada.

On June 6, 2011 we entered into and closed a property acquisition agreement with Habitants.  Pursuant to the terms of the agreement, we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the “Newfoundland Property”. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

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

On May 11, 2011 we entered into a letter of intent to acquire a 100% interest in 39 Bureau of Land Management claims in Mineral County, Nevada. Pursuant to the terms of the letter of intent our company advanced the following payments to the administrator of the claims, Ms. Kim Diaz:

(a)

$20,000.00, of which $5,000.00 has already been disbursed to Ms. Diaz, contemporaneously with the execution of the letter of intent; and

(b)

$5,000.00, upon the execution of the letter of intent, to enable Ms. Diaz and Elwayne E. Everett to commence the bentonite project on the adjacent property;

Under the terms of the letter of intent our company and Ms. Diaz will enter into an option agreement on or before August 31, 2011.  Pursuant to the option agreement our company will advance $10,000 to Ms. Diaz to cover reimbursement on the 39 Bureau of Land Management claims which will be deducted from the required payment of $210,000 to Ms. Diaz upon execution of the option agreement. Once executed, additional payment obligations will be required under the option agreement. As of June 30, 2011, the total advanced to Ms. Diaz is $5,964 and the total deposit is $25,964.

Purchase of Significant Equipment

We do not intend to purchase any significant equipment over the next twelve months.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Employees

We do not expect any material changes in the number of employees over the next 12 month period (although we may enter into employment or consulting agreements with our officers or directors). We do and will continue to outsource contract employment as needed.

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended June 30, 2011 and 2010.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Our operating results for the three month periods ended June 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2011		Three Month Period Ended June 30, 2010		Change Between Three Month Periods Ended June 30, 2011 and June 30,2010
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$14,759		$4,608		$10,151
Transfer agent and filing fees		$1,948		$1,629		$319
Consulting fees		$11,700	$	Nil		$11,700
Web development		$10,545	$	Nil		$10,545
Stock compensation		$161,050	$	Nil		$161,050
Exploration costs	$	Nil	$	Nil	$	Nil
General and administrative		$14,125		$202		$13,923
Net loss		$(215,260)		$(6,439)		$(208,821)

Our expenses increased during the three month period ended June 30, 2011 compared to the same period in 2010 primarily as a result of increased legal expenses and general expenses related to the company’s change of control and acquisition of mineral properties.

Liquidity and Financial Condition

Working Capital

	At June 30, 2011 ($)	At March 31, 2011 ($)	Change between March 31, 2011 and June 30 , 2011 ($)
Current Assets	42,303	38,233	4,070
Current Liabilities	211,845	103,565	108,280
Working Capital/(Deficit)	(169,542)	(65,332)	(104,210)

Cash Flows

	Three Months Ended June 30, 2011 ($)	Three Months Ended June 30, 2010 ($)	Period from Inception (July 31, 2007) to June 30, 2011 ($)
Cash Flows from Operating Activities	(219,594)	(506)	(219,088)
Cash Flows provided by/(used in) Investing Activities	(50,000)	Nil	(50,000)
Cash Flows from Financing Activities	276,050	420	275,630
Net Increase (Decrease) in Cash During Period	6,456	(86)	6,542

As of June 30, 2011, our total assets were $42,303 and our total liabilities were $211,845 and we had a working capital deficit of $169,542. Our unaudited financial statements report a net loss of $215,260 for the three months ended June 30, 2011 compared to a net loss of $86 for the same period in 2010 and a net loss of $344,836 for the period from July 31, 2007 (inception) to June 30, 2011.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Financial Instrument

Our company's financial instrument consists of cash, prepaid expenses, deposits, accrued expenses, deferred compensation, amounts due to stockholders and a line of credit.

The amounts due to stockholders are non-interest bearing.  It is management's opinion that our company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30 and March 31, 2011, respectively, we had $13,640 and $7,814 of cash.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2011.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of June 30, 2011, our company issued 150,000 common stock shares and 675,000 in stock options in lieu of compensation.

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.   Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

Effective July 1, 2011 Peter Schaumberg and Roger Haskins joined our company’s advisory board. Our advisory board now consists of Jeff Adams, Peter Schaumberg and Roger Haskins.

Item 6.  Exhibits

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

POTASH AMERICA, INC.
(Registrant)
Dated: August 15, 2011	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)