Form 10-Q
period 2011-09-30
POTASH AMERICA, INC.
filed 2011-11-14
CIK 1431880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended				September 30, 2011
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from				to
Commission File Number				333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada					41-2247537
(State or other jurisdiction of incorporation or organization)					(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno NV					89501
(Address of principal executive offices)					(Zip Code)
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

Large accelerated filer			[ ]		Accelerated filer		[ ]
Non-accelerated filer			[ ]	(Do not check if a smaller reporting company)	Smaller reporting company		[ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
					[ ]	YES	[ X ]	NO
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
147,350,000 common shares issued and outstanding as of November 4, 2011.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six month periods ended September 30, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2011

Balance Sheets as of September 30, 2011 and March 31, 2011	F-1

Statements of Operations for the three and six months ended
September 30, 2011 and 2010 and for the period from
July 31, 2007 (Date of Inception) to September 30, 2011	F-2

Statement of Stockholders’ Equity (Deficit) as of September 30, 2011	F-3

Statements of Cash Flows for the six months ended
September 30, 2011 and 2010 and for the period from
July 31, 2007 (Date of Inception) to September 30, 2011	F-4

Notes to the Financial Statements	F-5 - F-9

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	September 30, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$30,694	$7,814
Prepaid expenses	199	419
Deposits	-	30,000
Total Current Assets	30,893	38,233

Fixed Assets
Mining claim	295,000	-
Total Fixed Assets	295,000	-

Total Assets	$325,893	$38,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$1,798	$14,477
Deferred compensation	22,500	13,500
Accrued interest	4,994	88
Notes payable – related parties	35,500	35,500
Line of credit	505,000	40,000
Total Liabilities	569,792	103,565

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 147,350,000 and 147,200,000 shares issued and outstanding	14,735	14,720
Additional paid in capital	231,224	49,524
Deficit accumulated during the exploration stage	(489,858)	(129,576)
Total Stockholders’ Deficit	(243,899)	(65,332)

Total Liabilities and Stockholders’ Deficit	$325,893	$38,233

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	24,095	5,127	38,854	9,735	110,145
Transfer agent and filing fees	10,290	887	12,238	2,516	36,149
Consulting	38,450	7,500	50,150	7,500	63,650
Web development	8,969	-	19,514	-	26,882
Stock compensation	20,665	-	181,715	-	181,715
Exploration costs	24,200	-	24,200	-	25,200
General and administrative	14,580	1,185	28,705	1,387	41,123
TOTAL OPERATING EXPENSES	141,249	14,699	355,376	21,138	484,864

LOSS FROM OPERATIONS	(141,249)	(14,699)	(355,376)	(21,138)	(484,864)

OTHER INCOME (EXPENSES)
Interest expense	(3,773)	-	(4,906)	-	(4,994)
TOTAL OTHER INCOME (EXPENSES)	(3,773)	-	(4,906)	-	(4,994)

NET LOSS PRIOR TO INCOME TAXES	(145,022)	(14,699)	(360,282)	(21,138)	(489,858)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(145,022)	$(14,699)	$(360,282)	$(21,138)	$(489,858)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,350,000	147,200,000	147,302,747	147,200,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founders for cash	80,000,000	100	7,900	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	0

Forgiveness of shareholder debt	-	-	14,244	-	14,244

Net loss for the year ended March 31, 2011	-	-	-	(55,532)	(55,532)

Balance, March, 31, 2011	147,200,000	14,720	49,524	(129,576)	(65,332)

Valuation of stock options	-	-	181,700	-	181,700

Shares issued for compensation	150,000	15	-	-	15

Net loss for the six months ended September 30, 2011	-	-	-	(360,282)	(360,282)

Balance, September 30, 2011	147,350,000	$14,735	$231,224	$(489,858)	$(243,899)

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(360,282)	$(21,138)	$(489,858)
Adjustment to reconcile net income to net cash provided by operating activities:
Stock and options issued as compensation	181,715	-	181,715
Changes in assets and liabilities:
(Increase) in prepaid expenses	220	-	(199)
(Increase) decrease deposit	30,000	-	-
Increase in accrued expenses	(12,679)	3,406	1,798
Increase in accrued interest	4,906	-	4,994
Increase in deferred compensation	9,000	-	22,500
Net Cash Used in Operating Activities	(147,120)	(17,732)	(279,050)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for mineral property	(295,000)	-	(295,000)
Net Cash Used in Investing Activities	(295,000)	-	(295,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	18,041	49,744
Proceeds from line of credit	465,000	-	505,000
Proceeds from sale of stock	-	-	50,000
Net Cash Provided by Financing Activities	465,000	18,041	604,744

INCREASE (DECREASE) IN CASH	22,880	309	30,694

Cash, beginning balance	7,814	187	-

Cash, ending balance	$30,694	$496	$30,694

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$-	$-	$14,244

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

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

Cash and Cash Equivalents
PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30 and March 31, 2011, respectively, the Company had $30,694 and $7,814 of cash.

Advertising
The Company expenses advertising costs as incurred.  The Company has had no advertising activity since inception.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of September 30, 2011, the Company issued 150,000 common stock shares and 675,000 in stock options in lieu of compensation.

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

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of $199 of prepaid rent as of September 30, 2011.

NOTE 4 – DEPOSITS

On May 16, 2011, the Company issued a letter of intent to purchase 100% interest in 39 BLM claims in Nevada for $20,000 plus expenses.

As part of the option agreement on the Mineral County, Nevada property, the Company will advance Ms. Diaz up to the sum of $10,000 to cover reimbursement on the 39 Bureau of Land Management. This advance will be deducted from the $210,000 to be wired to Ms. Diaz upon the execution of the option agreement which may occur on or before August 31, 2011.
On September 2, 2011, a purchase agreement on the Mineral County, Nevada property was executed with Ms. Diaz. Ms. Diaz was paid a total advance of $30,000 to mining interest and $7,564 for reimbursements of exploration cost.

NOTE 5 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of September 30 and March 31, 2011:

	September 30, 2011	March 31, 2011
Accounting fees	$-	$6,000
Legal fees	1,798	4,617
Filing fees	-	860
Professional fees	-	-
Marketing	-	-
Web development	-	3,000
Total Accrued Expenses	$1,798	$14,477

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of March 31, 2010 there was $11,805 due to a shareholder. The shareholder loaned the company as additional $2,439 during the year ended March 31, 2011. The loans were unsecured, non-interest bearing and due on demand. The total debt of $14,244 was forgiven and recorded as contributed capital on July 9, 2010.

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of September 30, 2011.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 7 – LINE OF CREDIT

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $505,000 as of September 30, 2011.  Interest expense related to the line of credit was $4,994 as of September 30, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Beginning July 1, 2010, the Company entered into a consulting agreement with a director for $1,500 per month as compensation. The total amounts of $22,500 and $13,500 as of September 30 and March 31, 2011 have been recorded as deferred compensation.

NOTE 9 – CAPITAL STOCK

The company has 200,000,000 common shares authorized at a par value of $0.0001 per share.

During the period ended March 31, 2008, the Company issued 80,000,000 common shares to founders for total proceeds of $8,000.  Additionally, the Company issued 67,200,000 shares during the period ended March 31, 2008 for total proceeds of $42,000.

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

In May 2011 the Company issued 150,000 common shares in lieu of compensation along with stock options. The total stock compensation as of September 30, 2011 is $181,715.

There were no additional shares issued during the year ended September 30, 2011.

There were 147,350,000 shares of common stock issued and outstanding as of September 30, 2011.

As September 30, 2011, the Company has no warrants outstanding. There are 675,000 stock options outstanding.

Stock options
In April 2011, the Company issued 600,000 stock options to directors of the Company per the Stock Option Plan with an exercise price of $0.60 per share for a 5 year term.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2011

NOTE 9 – CAPITAL STOCK (continued)

In May 2011, the Company entered into two consulting agreements which granted a total of 75,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

The amount of stock option compensation expense for the period ending September 30, 2011 was $181,715.

The expense was calculated using the Black-Scholes pricing model.

The following table summarizes information about options as of September 30, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2011	-	$-
Options granted	675,000	.80
Options expired	-	-
Options cancelled	-	-
Outstanding, September 30, 2011	675,000	$.80
Exercisable, September 30, 2011	675,000	$.80

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at September 30, 2011:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.60 to 1.00	675,000	$.80	4.21	675,000	$0.80

As of September 30, 2011, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the year ended September 30, 2011 was $0.80.  The total fair value of shares vested during 2011 was 675,000 of stock options at fair market value on September 30, 2011.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2011 to November 4, 2011, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

On May 11, 2011 we entered into a letter of intent to acquire a 100% interest in 39 Bureau of Land Management claims in Mineral County, Nevada (the “BLM Claims”). Pursuant to the terms of the letter of intent our company advanced the following payments to the administrator of the claims, Ms. Kim Diaz:

(a)	$20,000.00, of which $5,000.00 was disbursed to Ms. Diaz, contemporaneously with the execution of the letter of intent; and

(b)	$5,000.00, upon the execution of the letter of intent, to enable Ms. Diaz and Elwayne E. Everett to commence the bentonite project on the adjacent property;

Under the terms of the letter of intent our company and Ms. Diaz would be required to enter into an option agreement on or before August 31, 2011.  Pursuant to the option agreement our company would be required advance $10,000 to Ms. Diaz to cover reimbursement on the 39 BLM Claims which would be deducted from the required payment of $210,000 to Ms. Diaz upon execution of the option agreement.

On August 31, 2011 we entered into a purchase and sale agreement related to the acquisition of the 100% interest in the BLM Claims. Under the terms of the purchase and sale agreement our company issued a pre-closing advance of $200,000 to Ms. Kim Diaz and Sonseeahray Diaz (the “Sellers”).

As additional consideration our company will pay compensation to the Sellers as follows:

(a)	$200,000 on November 31, 2011;

(b)	$50,000 on July 1, 2012;

(c)	$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

(d)
2,500,000 shares of our company’s common stock based on the Sellers’ pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the Sellers on or before July 1st of 2012, 2013 and 2014;

We have also agreed to pay a royalty of $10 per short ton of product produced from the BLM Claims and sold by our company.

Our company has also located 48 unpatented lode mining claims (the “Additional Claims”) in the area in which the BLM Claims are located. As part of the consideration our company will also pay the Sellers a royalty of $10 per short ton of product produced from the Additional Claims and sold by our company. In addition to granting the royalty in the Additional Claims our company will issue 50,000 shares of restricted stock to the Sellers on or before January 1, 2015.

Our company shall also reserve a net smelter returns royalty (the “NSR Royalty”) on certain metallic products produced from the BLM Claims equal to 2% of the net smelter returns. The NSR Royalty shall not apply to and no NSR Royalty payments shall be due for any product produced from the BLM Claims sold by our company.

Additionally, our company will pay the Sellers a guaranteed minimum annual royalty of $50,000 for a period of 5 years with the first payment due on December 31, 2015 and the last payment due on December 31, 2020.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended September 30, 2011 and 2010.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

Our operating results for the three month periods ended September 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended September 30, 2011	Three Month Period Ended September 30, 2010	Change Between Three Month Periods Ended September 30, 2011 and September 30,2010
Revenue	$Nil	$Nil	$Nil
Professional fees	$24,095	$5,127	$18,968
Transfer agent and filing fees	$10,290	$887	$9,403
Consulting fees	$38,450	$7,500	$30,950
Web development	$8,969	$Nil	$8,969
Stock compensation	$20,665	$Nil	$20,665
Exploration costs	$24,200	$Nil	$24,200
General and administrative	$14,580	$1,185	$13,395
Interest Expense	$3,733	$Nil	$3,733
Net loss	$(145,022)	$(14,699)	$(130,323)

Our expenses increased during the three month period ended September 30, 2011 compared to the same period in 2010 primarily as a result of increased expenses related to the company’s change of control and acquisition of mineral properties.

Results of Operations for the Six Months Ended September 30, 2011 and 2010

Our operating results for the six month periods ended September 30, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

	Six Month Period Ended September 30, 2011	Six Month Period Ended September 30, 2010	Change Between Six Month Periods Ended September 30, 2011 and September 30,2010
Revenue	$Nil	$Nil	$Nil
Professional fees	$38,854	$9,735	$29,119
Transfer agent and filing fees	$12,238	$2,516	$9,722
Consulting fees	$50,150	$7,500	$42,650
Web development	$19,514	$Nil	$19,514
Stock compensation	$181,715	$Nil	$181,715
Exploration costs	$24,200	$Nil	$24,200
General and administrative	$28,705	$1,387	$27,318
Interest Expense	$4,906	$Nil	$4,906
Net loss	$(360,282)	$(21,138)	$(339,144)

Our expenses increased during the six month period ended September 30, 2011 compared to the same period in 2010 primarily as a result of increased expenses related to the company’s change of control and acquisition of mineral properties.

Liquidity and Financial Condition

Working Capital

	At September 30, 2011 ($)	At March 31, 2011 ($)	Change between March 31, 2011 and September 30 , 2011 ($)
Current Assets	30,893	38,233	(7,340)
Current Liabilities	569,792	103,565	466,227
Working Capital/(Deficit)	(538,899)	(65,332)	(473,567)

Cash Flows

	Six Months Ended September 30, 2011 ($)	Six Months Ended September 30, 2010 ($)	Period from Inception (July 31, 2007) to September 30, 2011 ($)
Cash Flows from Operating Activities	(147,120)	(17,732)	(279,050)
Cash Flows provided by/(used in) Investing Activities	(295,000)	Nil	(295,000)
Cash Flows from Financing Activities	465,000	18,041	604,744
Net Increase (Decrease) in Cash During Period	22,880	309	30,694

As of September 30, 2011, our total assets were $30,893 and our total liabilities were $569,792 and we had a working capital deficit of $538,899. Our unaudited financial statements report a net loss of $360,282 for the six months ended September 30, 2011 compared to a net loss of $21,138 for the same period in 2010 and a net loss of $489,858 for the period from July 31, 2007 (inception) to September 30, 2011.

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

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  Our company has adopted a March 31 fiscal year end.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30 and March 31, 2011, respectively, our company had $30,694 and $7,814 of cash.

Revenue Recognition

Our company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2011.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a stock option plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of September 30, 2011, our company issued 150,000 common stock shares and 675,000 in stock options in lieu of compensation.

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

Recent Accounting Pronouncements

Our company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on our company’s results of operations, financial position or cash flow.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008).
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010).
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011).
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011).
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.4	Director’s Association Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.5	Director’s Association Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.6	Stock Option Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.7	Stock Option Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011).
10.8	Property Acquisition Agreement dated June 6, 2011 between our company and Habitants Minerals Ltd. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011).
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011).
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011).
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer).
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer).
101**	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE
XBRL Instance Document
XBRL Taxonomy Extension Schema Document
XBRL Taxonomy Extension Calculation Linkbase Document
XBRL Taxonomy Extension Definition Linkbase Document
XBRL Taxonomy Extension Label Linkbase Document
XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**
Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH AMERICA, INC.
(Registrant)
Dated: November 7, 2011	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)