Form 10-Q
period 2011-12-31
POTASH AMERICA, INC.
filed 2012-02-13
CIK 1431880

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q
                                                (Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	December 31, 2011
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)
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

☒	YES	☐	NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒	YES	☐	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
☐	YES	☒	NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

☐	YES	☐	NO
APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
147,565,000 common shares issued and outstanding as of February 10, 2012

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements for the three and nine month periods ended December 31, 2011 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2011

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2011

Balance Sheets as of December 31, 2011 and March 31, 2011	F-1

Statements of Operations for the three and nine months ended December 31, 2011 and 2010 and for the period from July 31, 2007 (Date of Inception) to December 31, 2011	F-2

Statement of Stockholders’ Equity (Deficit) as of December 31, 2011	F-3

Statements of Cash Flows for the nine months ended December 31, 2011 and 2010 and for the period from July 31, 2007 (Date of Inception) to December 31, 2011	F-4

Notes to the Financial Statements	F-5 - F-11

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS (UNAUDITED)

	December 31, 2011	March 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$29,998	$7,814
Prepaid expenses	199	419
Deposits	-	30,000
Total Current Assets	30,197	38,233

Fixed Assets
Mining claim	514,865	-
Total Fixed Assets	514,865	-

Total Assets	$545,062	$38,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$7,214	$14,477
Deferred compensation	34,900	13,500
Accrued interest	13,155	88
Notes payable – related parties	35,500	35,500
Line of credit	830,000	40,000
Total Liabilities	920,769	103,565

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 147,565,000 and 147,200,000 shares issued and outstanding	14,757	14,720
Additional paid in capital	328,524	49,524
Deficit accumulated during the exploration stage	(718,988)	(129,576)
Total Stockholders’ Deficit	(375,707)	(65,332)

Total Liabilities and Stockholders’ Deficit	$545,062	$38,233

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended		Period from July 31, 2007 (Inception) to
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES
Professional fees	20,315	1,632	59,169	11,367	130,460
Transfer agent and filing fees	1,926	200	14,164	2,716	38,075
Consulting	60,296	4,464	110,446	11,964	123,946
Web development	1,226	-	20,740	-	28,108
Stock compensation	97,322	-	279,037	-	279,037
Exploration costs	2,500	-	26,700	-	27,700
General and administrative	37,384	103	66,088	1,490	78,507
TOTAL OPERATING EXPENSES	220,969	6,399	576,344	27,537	705,833

LOSS FROM OPERATIONS	(220,969)	(6,399)	(576,344)	(27,537)	(705,833)

OTHER INCOME (EXPENSES)
Interest expense	(8,161)	-	(13,068)	-	(13,155)
TOTAL OTHER INCOME (EXPENSES)	(8,161)	-	(13,068)	-	(13,155)

NET LOSS PRIOR TO INCOME TAXES	(229,130)	(6,399)	(589,412)	(27,537)	(718,988)

PROVISION FOR INCOME TAXES	-	-	-	-	-

NET LOSS	$(229,130)	$(6,399)	$(589,412)	$(27,537)	$(718,988)

NET LOSS PER SHARE: BASIC AND DILUTED	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,323,266	147,200,000	147,323,266	147,200,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$-	$-	$-	$-

Shares issued to founders for cash	80,000,000	100	7,900	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	0

Forgiveness of shareholder debt	-	-	14,244	-	14,244

Net loss for the year ended March 31, 2011	-	-	-	(55,532)	(55,532)

Balance, March, 31, 2011	147,200,000	14,720	49,524	(129,576)	(65,332)

Valuation of stock options	-	-	38,482	-	38,482

Shares issued for compensation	365,000	37	240,518	-	240,555

Net loss for the nine months ended December 31, 2011	-	-	-	(589,412)	(589,412)

Balance, December 31, 2011	147,565,000	$14,757	$328,524	$(718,988)	$(375,707)

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended		Period from July 31, 2007 (Inception) to
	December 31,		December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(589,412)	$(27,537)	$(718,988)
Adjustment to reconcile net income to net cash provided by operating activities:
Stock and options issued as compensation	279,037	-	279,037
Changes in assets and liabilities:
(Increase) in prepaid expenses	220	(1,200)	(199)
(Increase) decrease deposit	30,000	-	-
Increase in accrued expenses	(7,264)	(1,926)	7,214
Increase in accrued interest	13,068	-	13,155
Increase in deferred compensation	21,400	-	34,900
Net Cash Used in Operating Activities	(252,951)	(30,663)	(384,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposit for mineral property	(514,865)	-	(514,865)
Net Cash Used in Investing Activities	(514,865)	-	(514,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	18,195	35,500
Proceeds from line of credit	790,000	14,244	844,244
Proceeds from sale of stock	-	-	50,000
Net Cash Provided by Financing Activities	790,000	32,439	929,744

INCREASE (DECREASE) IN CASH	22,184	1,776	29,998

Cash, beginning balance	7,814	187	-

Cash, ending balance	$29,998	$1,963	$29,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$-	$-	$14,244

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 1 – NATURE OF OPERATIONS

Potash America, Inc. (formerly Adtomize Inc.) (“the Company” or “PTAM”), was incorporated in the state of Nevada on July 31, 2007. PTAM’s primary focus is the development of fertilizer and agri-business assets. Such assets may include Potash, Montmorillonite, Bentonite and Gypsum. The Company seeks to acquire known deposits whose economic value has recently changed with market pricing levels, and develop these assets into agri-products.

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

Cash and Cash Equivalents
PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31 and March 31, 2011, respectively, the Company had $29,998 and $7,814 of cash.

Advertising
The Company expenses advertising costs as incurred.  The Company has had no advertising activity since inception.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 2 – SIGNFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of December 31, 2011, the Company issued 365,000 common stock shares and 790,000 in stock options in lieu of compensation.

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

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of $199 of prepaid rent as of December 31, 2011.

NOTE 4 – DEPOSITS

On May 16, 2011, the Company issued a letter of intent to purchase 100% interest in 39 BLM claims in Mineral County, Nevada for $20,000 plus expenses.

As part of the option agreement on the Mineral County, Nevada property, the Company advanced Ms. Diaz up to the sum of $10,000 to cover reimbursement on the 39 Bureau of Land Management. This advance was deducted from the $210,000 wired to Ms. Diaz on the execution of the option agreement.

On August 31, 2011 the Company entered into a purchase and sale agreement related to the acquisition of the 100% interest in the BLM Claims located in Mineral County Nevada. Ms. Diaz was paid a total advance of $30,000 to mining interest and $7,564 for reimbursements of exploration cost. Under the terms of the purchase and sale agreement the Company issued a pre-closing advance of $200,000 to Ms. Kim Diaz and Sonseeahray Diaz (the “Sellers”).

As additional consideration the Company will pay compensation to the Sellers as follows:

(a)	$200,000 on November 31, 2011 (paid);

(b)	$50,000 on July 1, 2012;

(c)	$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

(d)
2,500,000 shares of the Company’s common stock based on the Sellers’ pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the Sellers on or before July 1st of 2012, 2013 and 2014;

The Company also agreed to pay a royalty of $10 per short ton of product produced from the BLM Claims and sold by the Company.

The Company has also located 48 unpatented lode mining claims (the “Additional Claims”) in the area in which the BLM Claims are located. As part of the consideration the Company will also pay the Sellers a royalty of $10 per short ton of product produced from the Additional Claims and sold by the Company. In addition to granting the royalty in the Additional Claims the Company will issue 50,000 shares of restricted stock to the Sellers on or before January 1, 2015.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

The Company shall also reserve a net smelter returns royalty (the “NSR Royalty”) on certain metallic products produced from the BLM Claims equal to 2% of the net smelter returns. The NSR Royalty shall not apply to and no NSR Royalty payments shall be due for any product produced from the BLM Claims sold by the Company.

Additionally, the Company will pay the Sellers a guaranteed minimum annual royalty of $50,000 for a period of 5 years with the first payment due on December 31, 2015 and the last payment due on December 31, 2020.

NOTE 5 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of December 31 and March 31, 2011:

	December 31, 2011	March 31, 2011
Accounting fees	$1,500	$6,000
Legal fees	714	4,617
Filing fees	-	860
Professional fees	-	-
Consulting fees	5,000	-
Marketing	-	-
Web development	-	3,000
Total Accrued Expenses	$7,214	$14,477

NOTE 6 – NOTES PAYABLE – RELATED PARTIES

As of March 31, 2010 there was $11,805 due to a shareholder. The shareholder loaned the company as additional $2,439 during the year ended March 31, 2011. The loans were unsecured, non-interest bearing and due on demand. The total debt of $14,244 was forgiven and recorded as contributed capital on July 9, 2010.

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of December 31, 2011.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 7 – LINE OF CREDIT

The Company entered into a Credit Facility Agreement during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $630,000 as of December 31, 2011.  Interest expense related to the line of credit was $12,070 as of December 31, 2011.

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $200,000 as of December 31, 2011.  Interest expense related to the line of credit was $1,085 as of December 31, 2011.

NOTE 8 – RELATED PARTY TRANSACTIONS

Beginning July 1, 2010, the Company entered into a consulting agreement with a director for $1,500 per month as compensation.

On November 7, 2011, the Company entered into an employment agreement with Barry Wattenberg, our president, chief executive officer, chief financial officer, secretary, treasurer and a member of our board of directors.  The employment agreement will become effective on December 1, 2011.

Pursuant to the terms of the employment agreement Mr. Wattenberg will receive a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to the Company and half to Mr. Wattenberg’s estate. The Company shall also reimburse all reasonable and necessary business expenses incurred by Mr. Wattenberg in performance of his duties. When established, the company will compensate Mr. Wattenberg with group health insurance benefits and will allow for standard executive benefits such as vacation, holidays, sick leave and the granting of stock options when deemed appropriate by the Company.

The total amounts of $21,400 and $13,500 as of December 31 and March 31, 2011 have been recorded as deferred compensation.

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
DECEMBER 31, 2011

NOTE 9 – CAPITAL STOCK (continued)

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

On November 10, 2011, the Company issued 25,000 shares of common stock at a value of $0.0001 per share as compensation for a finder’s fee related to the Sodaville, Nevada property.

On December 31, 2011, the Company issued an aggregate of 190,000 restricted shares of our common stock at a value of $0.0001 per share to our directors, advisors and consultants to the Company.

The amount of stock compensation expense for the period ending December 31, 2011 was $240,555.

There were no additional shares issued during the period ended December 31, 2011.

There were 147,565,000 shares of common stock issued and outstanding as of December 31, 2011.

As December 31, 2011, the Company has no warrants outstanding. There are 790,000 stock options outstanding.

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

In December 2011, the Company granted a total of 115,000 stock options to advisors and consultants. All these stock options are exercisable at $1.00 per share for a 3 year term.

The amount of stock option compensation expense for the period ending December 31, 2011 was $38,482.

The expense was calculated using the Black-Scholes pricing model.

POTASH AMERICA, INC.
(FORMERLY ADTOMIZE, INC.)
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2011

NOTE 9 – CAPITAL STOCK (continued)

The following table summarizes information about options as of December 31, 2011:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2011	-	$-
Options granted	790,000	.84
Options expired	-	-
Options cancelled	-	-
Outstanding, December 31, 2011	790,000	$.84
Exercisable, December 31, 2011	790,000	$.84

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at December 31, 2011:

	Stock Options Outstanding				Stock Options Exercisable
	Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$	. 60 to 1.00	790,000	$.84	4.01	790,000	$0.84

As of December 31, 2011, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the year ended December 31, 2011 was $0.84.  The total fair value of shares vested during 2011 was 790,000 of stock options at fair market value on December 31, 2011.

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2011 to February 10, 2012, the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

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

The aggregate consideration of $50,000 consisting of the following:

-      $30,000 which was previously provided to Habitants, and

-      the balance of $20,000 which was provided on the closing of the agreement.

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

As additional consideration our company will pay compensation to the Sellers as follows:

(a)	$200,000 on November 31, 2011 (paid);

(b)	$50,000 on July 1, 2012;

(c)	$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

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

On November 22, 2011, we entered a second credit facility agreement in which the lender agreed to provide our company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the credit facility agreement, our company shall pay any outstanding amounts to the lender on demand. Our company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum.

Effective December 1, 2011 we entered into an employment agreement with our president, Barry Wattenberg, under which Mr. Wattenberg will receive a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to our company and half to Mr. Wattenberg’s estate.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three and nine month periods ended December 31, 2011 and 2010.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

Our operating results for the three month periods ended December 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended December 31, 2011		Three Month Period Ended December 31, 2010		Change Between Three Month Periods Ended December 31, 2010 and December 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$20,315		$1,632		$18,683
Transfer agent and filing fees		$1,926		$200		$1,726
Consulting fees		$60,296		$4,464		$55,832
Web development		$1,226	$	Nil		$1,226
Stock compensation		$97,322	$	Nil		$97,322
Exploration costs		$2,500	$	Nil		$2,500
General and administrative		$37,384		$103		$37,281
Interest Expense		$8,161	$	Nil		$8,161
Net loss		$(229,130)		$(6,399)		$222,731

Our expenses increased during the three month period ended December 31, 2011 compared to the same period in 2010 primarily as a result of increased expenses related to our company’s change of control and acquisition of mineral properties.

Results of Operations for the Nine Months Ended December 31, 2011 and 2010

Our operating results for the nine month periods ended December 31, 2011 and 2010 and the changes between those periods for the respective items are summarized as follows:

		Nine Month Period Ended December 31, 2011		Nine Month Period Ended December 31, 2010		Change Between Nine Month Periods Ended December 31, 2010 and December 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$59,169		$11,367		$47,802
Transfer agent and filing fees		$14,164		$2,716		$11,448
Consulting fees		$110,446		$11,964		$98,502
Web development		$20,740	$	Nil		$20,740
Stock compensation		$279,037	$	Nil		$279,037
Exploration costs		$26,700	$	Nil		$26,700
General and administrative		$66,088		$1,490		$64,598
Interest Expense		$13,068	$	Nil		$13,068
Net loss		$(589,412)		$(27,537)		$561,875

Our expenses increased during the nine month period ended December 31, 2011 compared to the same period in 2010 primarily as a result of increased expenses related to our company’s change of control and acquisition of mineral properties.

Liquidity and Financial Condition

Working Capital

	At December 31, 2011 $	At March 31, 2011 $	Change Between March 31, 2011 and December 31, 2011 $
Current Assets	$30,197	$7,814	$22,383
Current Liabilities	$920,768	$103,565	$817,203
Working Capital / (Deficit)	$(718,988)	$(95,751)	$(623,237)

Cash Flows

	Nine Months Ended December 31, 2011 $	Nine Months Ended December 31, 2010 $		Period from Inception (July 31, 2007) to December 31, 2011 $
Cash Flows from Operating Activities	$(252,951)		$(30,663)	$(384,881)
Cash Flows provided by/(used in) Investing Activities	$(514,865)	$	Nil	$(514, 865)
Cash Flows from Financing Activities	$790,000		$32,439	$929,744
Net Increase (Decrease) in Cash During Period	$22,184		$1,776	$29,988

As of December 31, 2011, our total assets were $30,197 and our total liabilities were $920,768 and we had a working capital deficit of $890,571. Our unaudited financial statements report a net loss of $589,412 for the nine months ended December 31, 2011 compared to a net loss of $27,537 for the same period in 2010 and a net loss of $718,988 for the period from July 31, 2007 (inception) to December 31, 2011.

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

Basis of Presentation

The financial statements of our company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At December 31 and March 31, 2011, respectively, our company had $29,998 and $7,814 of cash.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2011.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a stock option plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of December 31, 2011, our company issued 365,000 common stock shares and 790,000 in stock options in lieu of compensation.

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

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On November 10, 2011 we issued 25,000 shares of our common stock at a value of $0.0001 per share as compensation for a finder’s fee related to the Sodaville, Nevada property.  These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 31, 2011, our company issued an aggregate of 115,000 stock options to advisors and consultants of our company to purchase an aggregate of 115,000 shares of our common stock at an exercise price of $1.00 for a period of three (3) years. These securities were issued to three (3) individuals pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

On December 31, 2011, our company issued an aggregate of 190,000 restricted shares of our common stock at a value of $0.0001 per share to our directors, Alan Brass and Norman Marcus, as well as to advisors and consultants to our company. These shares were issued to five (5) individuals pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010).
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011)
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011)
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.4	Director’s Association Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.5	Director’s Association Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.6	Stock Option Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.7	Stock Option Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.8	Property Acquisition Agreement dated June 6, 2011 between our company and Habitants Minerals Ltd. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Barry Wattenberg (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under the Sarbanes-Oxley Act of 2002 of Barry Wattenberg (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
101**	Interactive Data File
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

POTASH AMERICA, INC.
(Registrant)
/s/ Barry Wattenberg
Dated: February 13, 2012	Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)