Form 10-K
period 2012-03-31
POTASH AMERICA, INC.
filed 2012-07-09
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2012
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-150775

POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor – 200 South Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(775) 398-3019

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-K (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

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
Yes ☐ No ☒

The aggregate market value of Common Stock held by non-affiliates of the Registrant on September 30, 2011 was $138,805,100 based on a $0.94 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
147,625,000 common shares as of July 5, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

9

Item 1B.

Unresolved Staff Comments

9

Item 2.

Properties

9

Item 3.

Legal Proceedings

21

Item 4.

Mine Safety Disclosures

21

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  21

Item 6.

Selected Financial Data

23

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

23

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

27

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

28

Item 9A.

Controls and Procedures

28

Item 9B.

Other Information

30

Item 10.

Directors, Executive Officers and Corporate Governance

30

Item 11.

Executive Compensation

35

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

38

Item 13.

Certain Relationships and Related Transactions, and Director Independence

39

Item 14.

Principal Accounting Fees and Services

39

Item 15.

Exhibits, Financial Statement Schedules

40

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

As used in this current report and unless otherwise indicated, the terms "we", "us", "our" and "our company" mean Potash America, Inc., unless otherwise stated.

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

Before we went through a change of control and business focus, we were engaged in the business of developing an online advertising brokerage service to bring together high traffic web site publishers with companies wishing to place ads on them in order to drive traffic to their own internet sites. Since our inception, we had been attempting to raise money to operate our business, but have not been able to secure the funds necessary to do so. The lack of funds and the present economy have prevented that from happening. As we have been unable to raise the capital necessary to develop and market our service, we began a search for other business opportunities which may benefit our shareholders and allow us to raise capital and operate.

Current Business

Shortly after changing our business focus to exploration stage properties, we identified an opportunity to acquire a Newfoundland mineral property from Habitants Minerals Ltd.  We entered into a letter of intent on March 15, 2011 and subsequently a mining property acquisition agreement on June 6, 2011. We now plan to undertake further evaluation of the Newfoundland property.

On March 15, 2011, we entered into a credit facility agreement. The lender agreed to provide us with a line of credit in the amount of up to $200,000 wherein, within three business days after receipt of notice from us, the lender will advance amounts requested to our company. On June 22, 2011, the credit facility agreement was amended to increase the size of the line of credit to a total of $1,000,000.  We shall use the advances to fund working capital and general corporate activities.  Pursuant to the terms of the credit facility agreement, our company shall pay any outstanding amounts to the lender on demand. We may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 5% per annum.

We entered into a letter of intent on March 15, 2011 with Habitants Minerals Ltd with respect to an acquisition of a property in Newfoundland, Canada.

On May 11, 2011, we entered into a letter of intent to acquire a 100% interest in 39 Bureau of Land Management claims in Sodaville, Mineral County, Nevada (the “Sodaville Claims”). Pursuant to the terms of the letter of intent our company advanced the following payments to the administrator of the claims, Ms. Kim Diaz:

1.

$20,000, of which $5,000 was disbursed to Ms. Diaz, contemporaneously with the execution of the letter of intent; and

2.

$5,000, which was provided upon the execution of the letter of intent, to enable Ms. Diaz and Elwayne E. Everett to commence the bentonite project on the adjacent property;

Under the terms of the letter of intent our company and Ms. Diaz would be required to enter into an option agreement on or before August 31, 2011.  Pursuant to the option agreement our company would be required advance $10,000 to Ms. Diaz to cover reimbursement on the 39 Sodaville Claims which would be deducted from the required payment of $210,000 to Ms. Diaz upon execution of the option agreement.

On June 6, 2011, we entered into and closed a property acquisition agreement with Habitants.  Pursuant to the terms of the agreement, we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the “Newfoundland Property”. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

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

On August 31, 2011 we entered into a purchase and sale agreement with Ms. Kim Diaz and Sonseeahry related to the acquisition of the 100% interest in the Sodaville Claims. Under the terms of the purchase and sale agreement our company issued a pre-closing advance of $200,000 (paid on August 29, 2011).

As additional consideration our company will pay compensation as follows:

1.

$200,000 on November 31, 2011 ($465,645 paid as of March 31, 2012, which includes the $200,000 pre-closing advance and $65,645 in related pre-payment fees);

2.

$50,000 on July 1, 2012 (paid);

3.

$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

4.

2,500,000 shares of our company’s common stock based on the pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the sellers on or before July 1st of 2012, 2013 and 2014;

We have also agreed to pay a royalty of $10 per short ton of product produced from the Sodaville Claims and sold by our company.

Our company has also located 48 unpatented lode mining claims (the “Additional Claims”) in the area in which the Sodaville Claims are located. As part of the consideration our company will also pay the sellers a royalty of $10 per short ton of product produced from the Additional Claims and sold by our company. In addition to granting the royalty in the Additional Claims our company will issue 50,000 shares of restricted stock to the sellers on or before January 1, 2015.

Our company shall also reserve a net smelter returns royalty (the “NSR Royalty”) on certain metallic products produced from the Sodaville Claims equal to 2% of the net smelter returns. The NSR Royalty shall not apply to and no NSR Royalty payments shall be due for any product produced from the Sodaville Claims sold by our company.

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

Effective December 1, 2011, we entered into an employment agreement with our president, Barry Wattenberg, under which Mr. Wattenberg will receive a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to our company and half to Mr. Wattenberg’s estate.

On April 12, 2012, we entered into a $1,000,000 letter of credit agreement dated March 27, 2012. Pursuant to the terms outlined in the letter of credit, at any time our company may require any and all funds outstanding under the letter of credit, except for accrued interest which is to be paid in cash, to be converted into units of our company at a price of $0.80 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.50 US for a period of five years. Our company will pay annual interest of 5% until the loan is repaid or converted into units. Our company will issue 1,250,000 units when the exercise provision is enacted.

On May 8, 2012, we announced the acquisition of intellectual property and establishment of a new division.  Our company has acquired eight domain names in conjunction with the formation of a new division focusing on the use of our calcium-montmorillonite as an animal supplement. In forming this wholly owned division to be called “Trace Elements Clay”, our company intends to focus on the probiotic nature of the clay as well as the toxin flushing benefit that the negatively ion-charged montmorillonite provides.

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

Intellectual Property

We have established a website and maintain the domain www.potashamerica.com.  Our company has also acquired eight domain names in conjunction with the formation of a new division focusing on the use of its calcium-montmorillonite as an animal supplement. The domain names are as follows: traceelementsclay.com, traceelementsclay.net, tec-bovine.com, tec-bovine.net, tec-canine.com, tec-canine.net, tec-equine.com, tec-equine.net, tec-feline.com, tec-feline.net, tec-poultry.com, tec-poultry.net, tec-health.net, tec-soil.com, and tec-soil.net.

Research and Development

We have not spent any amounts which have been classified as research and development activities in our financial statements since our inception.

Government Regulation

Any operations at our Newfoundland Property will be subject to various Federal and Provincial laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the Newfoundland Property with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of property in Canada.

Any operations at our Nevada properties will be subject to various federal and state laws and regulations in the United States which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our properties with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the United States.

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional cost and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Nevada Properties may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended ("CERCLA"), imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to our properties or surrounding areas.

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
GULF OF
ST. LAWRENCE
NEWFOUNDLAND
ATLANTIC
OCEAN
NOVA SCOTIA
NEWFOUNDLAND
POTASH PROJECT
FIGURE 00
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

Ownership and Interest

On June 6, 2011, we entered into and closed a property acquisition agreement with Habitants Minerals Ltd. Pursuant to the terms of the agreement, we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the “Newfoundland Property”. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

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

For over forty five years the greater St. George's Basin of Newfoundland has been sporadically mapped and considered as a potential site for salt/potash accumulation at depth. During the summer of 1947, drilling operations for salt were carried out by the Geological Survey of Newfoundland. The program consisted of 8 drill holes near Plaster Pond 3.2-4.8 kilometers (2-3 miles) east of Heatherton. The holes encountered limestone, anhydrite and gypsum, but no salt was encountered.

In 1953, the Newfoundland Government drilled four holes near "Cartwheel Turn" along Highlands River and the Canadian National Railroad.  In 1954, a regional gravity and mapping survey of the Bay St. George's area was carried out by Peter Verrall for the Geological Survey of Newfoundland.

During 1968-1973, Hooker Chemicals Limited tested three of the abovementioned negative gravity anomalies for salt at Robinson's, St. Fintan's and Newfoundland Property. (Figure 4)

SCANNED IMAGE

NEWFOUNDLAND POTASH PROJECT
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

During 1976 Amax Exploration, under agreement with Hooker Chemicals Limited, drilled an additional 794 meter (2,605 foot) vertical hole to test the property's potential for potash. It failed to intersect the evaporites of the Woodville Formation. It is postulated that a fault with a vertical displacement of at least 610 meters (2,000 feet) lies between the Hooker and Amax holes. (Figure 5)

SCANNED IMAGE

A
10,000E
A'
Regional
Bouguer
milligals
Bouguer Gravity
assumed regional gravity gradient decreasing about 0.15 mgls/mile milligals
Codroy Syncline
Minor Anticline
Vertical bedding
possible weak faulting
Surface
Sea level
Possible Potash
Intercalated salt & claystone clay
3b
3c
4
3-b

Cross Section A-A'
West-East along Fischell's Brook
Looking North
Fig # 8 Aug/85

Figure 5

During the period March 1, 1980 to August 1, 1980, two diamond drill holes were completed by Pronto Explorations Ltd. using rotary and H.Q. coring equipment to depths of 2,887 feet (879.9 meters) and 2,106 feet (641.9 meters).During March 1981 through May 1982, five holes were drilled in the Stephenville area of southwestern Newfoundland for the Pronto-Noranda Newfoundland Potash Joint Venture. The holes were drilled to test the potash potential of three negative gravity anomalies in both the inner and outer portions of the St. George's Basin.

Present Condition and Plan of Exploration

Our company has completed a 43-101F compliant study of the Newfoundland Property.

The full report issued by the independent geologist is available on the company’s website www.potashamerica.com.

The results of this study have been communicated to our Board of Advisors to determine what course of action the company should take at that time. Such decisions may include:

1.

Further geological studies and assays:

a.

Core sampling;

b.

Seismic geological studies.

2.

Re-offering the property for sale.

3.

Maintaining the property in our company’s inventory.

During each stage of the development process our company will continue to evaluate the economic feasibility, as well as the economic valuation of the property. At any time our company may determine that a sale or joint venture of the property would be in its’ best interest. Our entire Board of Directors, with the guidance of the Board of Advisors, shall make such determination as appropriate at the time.

Geology

We are not aware of any operations on the Newfoundland Property directly.  What follows is a discussion of the general geological characteristics of the St. George’s Basin of Newfoundland and properties located in close proximity to our claims.

The greatest thickness of Mississippian aged sediments within Eastern Canada lie in the Fundy epieugeosyncline. Figure 1 shows the area of interest in orange. During late Devonian times this northeasterly trending graben or rift structure extended from eastern New Brunswick to western Newfoundland. The tectonic activity referred to as the Maritime Disturbance occurred mainly in the basin areas of the Fundy Epieugeosyncline. This resulted in fragmentation of the Appalachian basement followed by contemporaneous uplift and subsidence, creating source and depositional areas for carboniferous sedimentation. The combination of reoccurring epeirogenic subsidence with local uplifts during carboniferous sedimentation resulted in onlap of each succeeding rock unit upon the flanks of positive areas.

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

Sodaville Claims, Mineral County, Nevada

Location and Access

The deposits and claims are more specifically located in Section 36, of T6N, R34E; Sections 1, 11, 12, and 14 of T5N, R34E; and Sections 6 and 7 of T5N, R35E, Mount Diablo Base and Meridian (Map 1). The deposits are about 2.3 miles east of the small settlement of Sodaville, Nevada and are accessed from Highway 95 on good dirt roads. The deposits and claims are intermittently located over an approximate 3-mile square area and have large tonnage potentials.

SAMPLE 203581 BRECCIA
SAMPLES 203558 - 203569 AND 203579 IN NORTH PIT #2
TERRI CLAIMS
KIM CLAIMS APPROX.
YELLOW CAP 1, 4, & 5 CLAIMS,
MAIN CLAIM BLOCK
SAMPLE 203577
YELLOW CAP & YELLOW CAP 3 CLAIMS,
SAMPLES 203570 - 203575 AND 203580 IN SOUTH PIT #1
SAMPLE 203576
YELLOW CAP 2 CLAIM
MARGIE CLAIM BLOCK
SAMPLE 20382 BRECCIA
SAMPLES 203578 & 203583
SCALE
0 FEET
2000 FEET
NORTH
MAP # 3

SODAVILLE MONTMORILLONITE
CLAIM AND SAMPLE MAP
June 2011

Sampling and Claim Plots on
US Geological Survey Topography Map
by Industrial Mineral Developments, Inc.
for Potash America, Inc.

MAP EXPLANATION

BLUE LINES = MONTMORILLONITE CLAIM BLOCK BOUNDARIES

RED LINES = MONTMORILLONITE CLAIM BLOCK BOUNDARIES APPROXIMATELY LOCATED

BLACK DOTS = SAMPLE LOCATIONS

Field Work June 3-5, 2011
by F. Johnson, Professional Geologist
Industrial Mineral Developments, Inc.

Map 1

Ownership and Interest

On August 31, 2011, we entered into a purchase and sale agreement with Ms. Kim Diaz and Sonseeahry related to the acquisition of the 100% interest in the Sodaville Claims. Under the terms of the purchase and sale agreement our company issued a pre-closing advance of $200,000 (paid on August 29, 2011).

As additional consideration our company will pay compensation as follows:

1.

$200,000 on November 31, 2011 ();

2.

$50,000 on July 1, 2012 (paid);

3.

$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

4.

2,500,000 shares of our company’s common stock based on the pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the sellers on or before July 1st of 2012, 2013 and 2014;

We have also agreed to pay a royalty of $10 per short ton of product produced from the Sodaville Claims and sold by our company.

Our company has also located an additional 48 unpatented lode mining claims in the area in which the Sodaville Claims are located. As part of the consideration our company will also pay the sellers a royalty of $10 per short ton of product produced from the Additional Claims and sold by our company. In addition to granting the royalty in the Additional Claims our company will issue 50,000 shares of restricted stock to the sellers on or before January 1, 2015.

Our company shall also reserve a NSR Royalty on certain metallic products produced from the Sodaville Claims equal to 2% of the net smelter returns. The NSR Royalty shall not apply to and no NSR Royalty payments shall be due for any product produced from the Sodaville Claims sold by our company.

Additionally, our company will pay the sellers a guaranteed minimum annual royalty of $50,000 for a period of 5 years with the first payment due on December 31, 2015 and the last payment due on December 31, 2020.

Active and Proposed Mining Claims

The present Sodaville Montmorillonite claim block contains 39 un-patented lode mining claims.  Due to overlapping of adjacent claim owners, our company is staking the 48 unpatented Additional Claims to buffer the main claim block in Section 36 of Township 6 North, Range 34 East and in Sections 1 and 12 of Township 5 North, Range 35 East, Mount Diablo Base and Meridian. See the copy of the new and old claim map (Map 7) for the location of these new claims.

Map 7

Previous Mining

There is considerable evidence of previous mining for montmorillonite and argillite alteration on the Sodaville Montmorillonite claim blocks. The main claim block contains two open quarries and the Yellow Cap #1 and Margie Claim blocks show evidence of mining in the montmorillonite altered zone.

Many historical documents, lease agreements, testimonials, and agreements that are in the archives of the claim owners indicate that the clay mineral was mined and sold at several times during the past. Mining seems to have spanned periods from the 1950’s up to the late 1990’s. Actual records of production amounts are not evident without further research of the archived files and they may not be available; however, a quick estimate of the tonnage removed from Pit #1 and Pit #2 from aerial photo measurement suggests that at least 100,000 tons of mineral was mined from the area. Some small stockpiles of material are still in the Pit #2 area and open mined faces could be readily mined with permitting.

Drilling and Assay Activity

In general, all the assays show pervasive sulfate mineralization seen in hydrothermally altered rocks within a metallogenic province. This type of mineralization creates acidic alteration suites that can be used to amend alkaline soils. This lower (acidic) pH is in all the samples. All of the essential nutrient elements and micro-nutrient elements are in abundance in the claimed deposits except the low phosphate amounts. It is rare to find a deposit with so many of the necessary elements available for plant growth. Most alteration assemblages that do not have montmorillonitic clay alteration do not have this complete range of essential elements.

Drilling, conducted by Bruce Miller and Sons, Drilling of Reno, Nevada, commenced in May and was completed in early June.  Results are being prepared for shipment to the various laboratories for specific testing.

Our company issued a statement on May 2, 2012 regarding the commencement of drilling at its Pit #1, Sodaville, Nevada Calcium-Montmorillonite quarry.

Further information regarding our Newfoundland and Nevada Properties can be found on our website at www.potashamerica.com.

Index of Geologic Terms

Term	Definition
Argillite

A fine-grained sedimentary rock composed predominantly of indurated clay particles. Argillites are basically lithified muds and oozes. They contain variable amounts of silt-sized particles. The argillites grade into shale when the fissile layering typical of shale is developed.

Bentonite	An absorbent aluminium phyllosilicate, essentially impure clay consisting mostly of montmorillonite.
Calcium-Montmorillonite

Also known as an edible "living clay" for it principally consists of minerals that enhance the production of enzymes in all living organisms. Both human and animal ingestion of calcium montmorillonite minerals have been an accepted practice throughout the world for many years. Calcium montmorillonite mineral deposits have been used by Native American healers for centuries as an internal and external healing agent. The Native Americans would use mineral rich clay on open wounds and for stomach or intestinal distress. The key to these healing benefits is the natural form in which these minerals are found.

Evaporite

A name for a water-soluble mineral sediment that result from the evaporation from an aqueous solution and has been concentrated by evaporation. There are two types of evaporate deposits, marine which can also be described as ocean deposits, and non-marine which are found in standing bodies of water such as lakes. Evaporites are considered sedimentary rocks.

Epeirogenic	Refers to upheavals or depressions of land exhibiting long wavelengths and little folding apart from broad undulations.
Epieugeosyncline	Deep troughs formed by subsidence which have limited volcanic power and overlie a eugeosyncline.
Evaporate	Refers to any of a variety of individual minerals found in the sedimentary deposit of soluble salts that results from the evaporation of water.
Graben	A depressed block of land bordered by parallel faults.
Halite	Commonly known as rock salt, is the mineral form of sodium chloride.

Term	Definition
Montmorillonite Clay	A very soft phyllosilicate group of minerals that typically form in microscopic crystals forming a clay. Montmorillonite is the main constituent of the volcanic ash weathering product bentonite.
Paleozoic	The era of geologic time, about 570 million to 248 million years ago, during which fish, insects, amphibians, reptiles, and land plants first appeared.
Precambrian

The span of time before the current Phanerozoic Eon, and is a Supereon divided into several eons of the geologic time scale. It spans from the formation of Earth around 4600 Ma (million years ago) to the beginning of the Cambrian Period, about 542 Ma, when macroscopic hard-shelled animals first appeared in abundance.

Smectite	The name used for a group of phyllosilicate mineral species, the most important of which are montmorillonite, beidellite, nontronite, saponite and hectorite.
Tectonism	The faulting or folding or other deformation of the outer layer of a planet.

Item 3.

Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the OTC Bulletin Board under the Symbol "PTAM". We received approval on July 10, 2008 for trading under the symbol “ADMZ”.  On March 7, 2011, our symbol was changed to our current symbol “PTAM” in connection with our merger and name change.

The following table reflects the high and low bid information for our common stock obtained from Stockwatch and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2012	$0.96	$0.88
December 31, 2011	$0.96	$0.90
September 30, 2011	$0.99	$0.79
June 30, 2011	$1.25	$0.54
March 31, 2011	$0.17	$0.54
December 31, 2010	$0.60	$0.27
September 30, 2010	Nil(1)	Nil(1)
June 30, 2010	$0.60	$0.55(1)

(1)

The first trade in our common stock occurred on June 2, 2010. There was no trading for the month of September, 2010.

As of June 26, 2011, there were 85 holders of record of our common stock. As of such date, 147,625,000 shares of our common stock were issued and outstanding.

Our common shares are issued in registered form. Island Stock Transfer, Roosevelt Office Center, 15500 Roosevelt Boulevard, Suite 301, Clearwater, Florida 33760 (Telephone: (727) 289-0010) is the registrar and transfer agent for our common shares.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2012 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2012.

Equity Compensation Plan Information

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

Awards under our 2011 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of March 31, 2012, we had outstanding options to purchase 1,185,000 shares of our common stock at $0.60 - $1.00 exercisable for three to five years through March 20, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2012.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2012 and March 31, 2011 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

Results of Operations

For the Year Ending March 31, 2012 and 2011

	Year Ended March 31
	2012		2011
Revenue	$	Nil	$	Nil
Operating Expenses		$1,381,162		$55,444
Loss from Operations		$(1,381,162)		$(55,444)

Expenses

Our operating expenses for the years ended March 31, 2012 and 2011 are outlined in the table below:

	Year Ended March 31
	2012	2011
Professional fees	$98,512		$24,401
Transfer agent and filing fees	$15,098		$6,963
Consulting	$157,926		$13,500
Web development	$20,740		$7,368
Stock compensation	$969,171	$	Nil
Exploration costs	$37,260		$1,000
General and administrative	$82,455		$2,212
Total Operating Expenses	$1,381,162		$55,444

Operating expenses for year ended March 31, 2012 increased by 2,391.09% as compared to the comparative period in 2011 primarily as a result of increased professional fees, transfer agent and filing fees, consulting fees, web development costs, stock compensation, exploration costs, and general and administrative expenses.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

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

Liquidity and Financial Condition

Working Capital
	At March 31, 2012	At March 31, 2011	Percentage Increase/ (Decrease)
Current Assets	$251,381	$38,233	557.5%
Current Liabilities	$1,165,088	$103,565	1,024.9%
Working Capital (Deficit)	$(913,707)	$(65,332)	1,298.5%

Cash Flows
	Year Ended March 31, 2012	Year Ended March 31, 2011
Net Cash used in Operating Activities	$(412,846)	$(40,312)
Net Cash used in Investing Activities	$(515,645)	$(30,000)
Net Cash Provided by Financing Activities	$990,000	$77,939
Increase in Cash During the Period	$61,509	$7,627

We estimate that our cash expenses over the next 12 months will be approximately $420,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
Management and operating costs	12 months	25,000
Consulting fees	12 months	180,000
General and administrative	12 months	5,000
Drilling and assay expenses	12 months	160,000
Total		420,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $420,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2012.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of March 31, 2012, there were 1,185,000 stock options issued.

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

MARCH 31, 2012 AND 2011

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2012 AND 2011

Report of Independent Registered Public Accounting Firm

F-1

Balance Sheet as of March 31, 2012 and 2011

F-2

Statements of Operations for the years ended

March 31, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2012

F-3

Statement of Stockholders’ Equity (Deficit) as of March 31, 2012

F-4

Statements of Cash Flows for the years ended

March 31, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2012

F-5

Notes to the Financial Statements

F-6 - F-14

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Potash America, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Potash America, Inc. (formerly Adtomize, Inc.) (the “Company”) as of March 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potash America, Inc. (formerly Adtomize, Inc.) as of March 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 11 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 11. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 27, 2012

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

MARCH 31, 2012 AND 2011

ASSETS
	March 31,	March 31,
	2012	2011
Current Assets
Cash and cash equivalents	$ 69,323	$ 7,814
Prepaid expenses, current portion	132,058	419
Deposits	50,000	30,000
Total Current Assets	251,381	38,233

Fixed Assets
Mining claims	515,645	-
Total Fixed Assets	515,645	-

Other Assets
Prepaid expenses, net of current portion	107,639	-
Total Fixed Assets	107,639	-

Total Assets	$ 874,665	$ 38,233

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 5,761	$ 14,477
Deferred compensation	65,500	13,500
Accrued interest	28,327	88
Notes payable – related parties	35,500	35,500
Line of credit	1,030,000	40,000
Total Liabilities	1,165,088	103,565

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 147,665,000 and 147,200,000shares issued and outstanding	14,767	14,720
Additional paid in capital	1,233,927	49,524
Deficit accumulated during the exploration stage	(1,539,117)	(129,576)
Total Stockholders’ Deficit	(290,423)	(65,332)

Total Liabilities and Stockholders’ Deficit	$ 874,665	$ 38,233

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2012

	Year Ended		Period from July 31, 2007 (Inception) to
	March 31,		March 31,
	2012	2011	2012

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	98,512	24,401	169,803
Transfer Agent and filing fees	15,098	6,963	39,009
Consulting	157,926	13,500	171,426
Web development	20,740	7,368	28,108
Stock compensation	969,171	-	969,171
Exploration costs	37,260	1,000	38,260
General and administrative	82,455	2,212	94,873
TOTAL OPERATING EXPENSES	1,381,162	55,444	1,510,650

LOSS FROM OPERATIONS	(1,381,162)	(55,444)	(1,510,650)

OTHER INCOME (EXPENSES)
Interest expense	(28,379)	(88)	(28,467)
TOTAL OTHER INCOME (EXPENSES)	(28,379)	(88)	(28,467)

NET LOSS PRIOR TO INCOME TAXES	(1,409,541)	(55,532)	(1,539,117)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (1,409,541)	$ (55,532)	$ (1,539,117)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,386,548	147,200,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional Paid in	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Stage	Total

Balance, July 31, 2007 (date of inception)	-	$ -	$ -	$ -	$ -

Shares issued to founders for cash	80,000,000	100	7,900	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	0

Forgiveness of shareholder debt	-	-	14,244	-	14,244

Net loss for the year ended
March 31, 2011	-	-	-	(55,532)	(55,532)

Balance, March 31, 2011	147,200,000	14,720	49,524	(129,576)	(65,332)

Stock options issued for services	-	-	876,695	-	876,695

Shares issued for compensation	465,000	47	307,708	-	307,755

Net loss for the year ended March 31, 2012	-	-	-	(1,409,541)	(1,409,541)

Balance, March 31, 2012	147,665,000	$ 14,767	$ 1,233,927	$ (1,539,117)	$ (290,423)

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE PERIODS ENDED MARCH 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2012

	Year Ended		Period from July 31, 2007 (Inception) to
	March 31,		March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,409,541)	$ (55,532)	$ (1,539,117)

Stock-based compensation	969,171	-	1,184,448

Changes in assets and liabilities:
(Increase) in prepaid expenses	(24,000)	(419)	(239,695)
(Increase) in deposits	(20,000)	-	(50,000)
Increase (decrease) in accrued expenses	(14,477)	2,051	-
Increase in accrued interest	28,240	88	28,327
Increase in accounts payable	5,761	-	5,761
Increase in deferred compensation	52,000	13,500	65,500
Net Cash Used in Operating Activities	(412,846)	(40,312)	(544,776)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	(515,645)	(30,000)	(515,645)
Net Cash Used in Investing Activities	(515,645)	(30,000)	(515,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	37,939	35,500
Proceeds from lines of credit	990,000	40,000	1,044,244
Proceeds from sale of stock	-	-	50,000
Net Cash Provided by Financing Activities	990,000	77,939	1,129,744

INCREASE IN CASH	61,509	7,627	69,323

Cash, beginning balance	7,814	187	-

Cash, ending balance	$ 69,323	$ 7,814	$ 69,323

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock option issues as prepaid expense	$ 215,278	$ -	$ 215,278

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Financial Instrument

The Company's financial instrument consists of cash, prepaid expenses, deposits, accrued expenses, deferred compensation, an amount due to a stockholder and lines of credit.

The amount due to a stockholder is non-interest bearing.  It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2012 and 2011, respectively, the Company had $69,323 and $7,814 of cash.

Advertising

The Company expenses advertising costs as incurred.  As of March 31, 2012 and 2011, respectively, the Company expensed $25,806 and $7,368 in marketing, in website development and maintenance of its site.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity.  The Company issued 1,185,000 stock options during the year ended March 31, 2012.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of March 31, 2012, there were 1,185,000 stock options issued.

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

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 3 – PREPAID EXPENSES

Prepaid expenses of $239,697 and $419 consisted of the following at March 31, 2012 and 2011:

	2012	2011
Insurance	$ 9,190	$ 0
Stock-based compensation, current	107,639	0
Stock-based compensation, long-term	107,639	0
Rent	199	419
Legal	15,030	0
Total prepaid expenses	$ 239,697	$ 419

NOTE 4 – DEPOSITS

On March 20, 2012, the Company agreed to pay $120,850 for exploration expense requiring a $50,000 deposit upon execution of the contract. Drilling started on June 1, 2012, later than expected, due to the driller’s equipment issues and ended on June 18, 2012. The Company began and completed the drilling process at pit #1 of the Sodaville Calcium Montmorillonite Project. The drilling was to 3-D map the deposit. The results are being assayed and will be evaluated when available.

NOTE 5 – ACCRUED EXPENSES AND LIABILITIES

Accrued expenses and liabilities consisted of the following as of March 31, 2012 and 2011:

	2012	2011
Accounting fees	$ 0	$ 6,000
Consulting	0	0
Legal fees	5,588	4,617
Filing fees	173	860
Web development	0	3,000
Total Accrued Expenses	$ 5,761	$ 14,477

NOTE 6 – NOTE PAYABLE – RELATED PARTY

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2012 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of March 31, 2012.

NOTE 7 – LINE OF CREDIT

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand. The line was drawn to $40,000 as of March 31, 2011.  Interest expense related to the line of credit was $88 for the year ended March 31, 2011.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $630,000 as of March 31, 2012.  Interest expense related to the line of credit was $20,035 for the year ended March 31, 2012.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 7 – LINE OF CREDIT (CONTINUED

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $400,000 as of March 31, 2012.  Interest expense related to the line of credit was $8,204 for the year ended March 31, 2012.

NOTE 8 – RELATED PARTY TRANSACTIONS

Beginning July 1, 2010, the Company entered into a consulting agreement with a director for $1,500 per month as compensation.

On November 7, 2011, the Company entered into an employment agreement with Barry Wattenberg, our president, chief executive officer, chief financial officer, secretary, treasurer and a member of our board of directors.  The employment agreement became effective on December 1, 2011.

Pursuant to the terms of the employment agreement Mr. Wattenberg is receiving a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to the Company and half to Mr. Wattenberg’s estate. The Company shall also reimburse all reasonable and necessary business expenses incurred by Mr. Wattenberg in performance of his duties. When established, the company will compensate Mr. Wattenberg with group health insurance benefits and will allow for standard executive benefits such as vacation, holidays, sick leave and the granting of stock options when deemed appropriate by the Company.

The total amounts of $65,500 and $13,500 as of March 31, 2012 and March 31, 2011 have been recorded as deferred compensation.

NOTE 9 – CAPITAL STOCK

Stock issued

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

MARCH 31, 2012 AND 2011

NOTE 9 – CAPITAL STOCK (CONTINUED)

Effective September 8, 2010 the Company increased the authorized shares of common stock from 100,000,000 to 200,000,000 and enacted a forward stock split of 80 to 1. All share and per share data has been adjusted to reflect such stock split.

In May 2011 the Company issued 150,000 common shares as compensation along with stock options valued at $96,600.

On November 10, 2011, the Company issued 25,000 shares of common stock as compensation valued at $16,275 for a finder’s fee related to the Sodaville, Nevada property.

On December 31, 2011, the Company issued an aggregate of 190,000 restricted shares to our directors, advisors and consultants for the Company valued at $127,680.

On March 20, 2012, the Company issued an aggregate of 100,000 restricted shares as compensation valued at $67,200.

During the year ended March 31, 2012, the Company issued 1,185,000 stock options valued at $876,695.

There were 147,665,000 shares of common stock issued and outstanding as of March 31, 2012.

As March 31, 2012, the Company has no warrants outstanding. There are 1,185,000 stock options outstanding at March 31, 2012.

Stock options

In April 2011, the Company issued 600,000 stock options to directors of the Company per the Stock Option Plan with an exercise price of $0.60 per share for a 5 year term.

In May 2011, the Company entered into a consulting agreement which granted a total of 50,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In July 2011, the Company entered into two consulting agreement which granted a total of 75,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In August 2011, the Company entered into a consulting agreement which granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In October 2011, the Company entered into two consulting agreement which granted a total of 35,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $0.94 per share for a 5 year term.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 9 – CAPITAL STOCK (CONTINUED)

In November 2011, the Company entered into a consulting agreement which granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In December 2011, the Company granted a total of 115,000 stock options to advisors and consultants. All these stock options are exercisable at $1.00 per share for a 3 year term.

In January 2012, the Company entered into a consulting agreement which granted a total of 35,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $0.92 per share for a 5 year term.

In February 2012, the Company entered into a consulting agreement which granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In March 2012, the Company entered into a consulting agreement which granted a total of 200,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In total, 1,185,000 stock options were issued during the year ended March 31, 2012. The options were valued using the Black-Scholes pricing model for a total valuation of $876,695.

The following table summarizes information about options as of March 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2011	-	$-
Options granted	1,185,000.84
Options expired	-	-
Options cancelled	-	-
Outstanding, March 31, 2012	1,185,000	$.84
Exercisable, March 31, 2012	1,185,000	$.84

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at March 31, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.60 to 1.00	1,185,000	$.84	3.76	1,185,000	$0.84

As of March 31, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the year ended March 31, 2012 was $0.84.  The total fair value of shares vested during 2011 was 1,185,000 of stock options at fair market value on March 31, 2012.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 10 – INCOME TAXES

The provision for Federal income tax consists of the following for the years ended March 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 479,244	$ 18,881
Less: valuation allowance	(479,244)	(18,881)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of March 31, 2012 and 2011:

	March 31, 2012	March 31, 2011
Deferred tax asset attributable to:
Net operating loss carryover	$ 523,300	$ 44,056
Less: valuation allowance	(523,300)	(44,056)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,539,117 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

NOTE 11 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $1,539,117 as of May 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

NOTE 12 – SUBSEQUENT EVENTS

On April 1, 2012, the Company granted a total of 35,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $0.92 per share for a 5 year term.

On April 17, 2012, the Company entered into an arrangement wherein an investment group agreed to extend the Company a letter of intent (LOI) to lend up to $1,000,000 at 5% interest; which at the discretion of the Company may be converted into units. Each unit consists of 1 share of common stock and 1 warrant to purchase one share of common stock at a price of $1.50 for a term of 5 years.

In May 2012, the Company granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In June 2012, the Company granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012.

Our management, with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, our president has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information that is required to be disclosed by us in the reports we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our president, as appropriate, to allow timely decisions regarding required disclosure. The reasons for this finding were the weaknesses in our internal control over financial reporting enumerated below.

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

As of March 31, 2012 our principal executive officer, principal financial officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the

Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2012.

Our principal executive officer, principal financial officer and principal accounting officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Barry Wattenberg	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	56	June 29, 2010
Alan B. Brass	Director	62	April 21, 2011
Norman Marcus	Director	60	April 21, 2011

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Barry Wattenberg

Barry Wattenberg has been our president, chief executive officer, chief financial officer, secretary treasurer and a director of our company since June 29, 2010.

Mr. Wattenberg has served in various capacities within the securities industry, including chief compliance officer, chief operating officer, head Trader/market maker at several different NASD member broker/dealers from 1988 to 2008.  Currently, Mr. Wattenberg is a private investor. Mr. Wattenberg is past president of a local Kiwanis chapter. He has a B.S. Economics and Management Science, Carnegie-Mellon University, Pittsburgh, Pennsylvania. Mr. Wattenberg was chosen as one of our directors due to his experience with publicly traded companies.

Alan B. Brass

Alan B. Brass has been a director of our company since April 21, 2011.

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

Norman Marcus

Norman Marcus has been a director of our company since April 21, 2011.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.

been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Current Report on Form 8-K filed on June 17, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Potash America Inc., 8th Floor, 200 South Virginia Street, Reno, Nevada  89501.

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

We have not implemented a compliance committee charter. When we do adopt a compliance committee charter, we will announce it via the filing of a Current Report on form 8-K.

Nominating Committee and Charter

We currently do not have nominating committee or other committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

Advisory Board

We have established an advisory board to assist in the exploration, development and commercialization of fertilizer-oriented projects.  Our advisory board members are Jeff Adams, Peter Schaumberg, Roger Haskins and James Leonard.

Jeff Adams:  On March 21, 2011, we appointed Jeff Adams as a member of our advisory board. Mr. Adams brings over 30 years experience in the marketing and valuation of mining properties. Canadian-based, Mr. Adams has participated in the company’s prospective acquisition of the Newfoundland Property.

Peter Schaumberg:  On July 11, 2011, we appointed Peter Schaumberg as a member of our advisory board. Mr. Schaumberg brings an enormous wealth of experience in the field of environmental law, land use and development of energy and mineral resources on federal lands offshore and onshore. He counsels major multi-national corporations, domestic companies and leading industry trade associations regarding development and operations on the Outer Continental Shelf and on federally managed lands onshore, including oil and gas, solar, wind and geothermal resources. Mr. Schaumberg also advises mining company clients on matters related to development of hard-rock mineral resources on public lands. He is a highly recognized authority with respect to royalty reporting and payment issues for federal mineral leases offshore and onshore.

Peter brings more than twenty years of experience in federal public lands, energy development, and royalty regulation and litigation. Schaumberg developed a broad range of expertise in the principal areas of legal practice including federal and Indian lease royalty management. Schaumberg previously served as the Deputy Assistant General Counsel for Petroleum Regulations in the United States Department of Energy. Mr. Schaumberg received numerous service awards which include Presidential Rank Senior Executive Service Meritorious Service Award and the Secretary of the Interior Meritorious Service Award.

He is the co-author of several articles including, “Patent Pending: Department of the Interior Administration of the Mining Laws,” 46 Rocky Mt. Min. L. Inst. Ch. 16 (2000) and a section on “Royalty and Valuation and Payment” in Chapter 7 (Federal, State, And Indian Lands) in Lowe, Anderson, Smith, and Pierce, Eds., Oil and Gas Law (4th Ed. 2002).

Peter J. Schaumberg was educated at Tulane University (B.A., cum laude, 1972) George Washington University, National Law Center (J.D., with Honors, 1975). He now practices energy, environmental, and land use. Mr. Schaumberg’s bar admissions and memberships are District of Columbia, U.S. Supreme Court, Rocky Mountain Mineral Law Foundation, and American Bar Association (Section of Environment, Energy and Resource).

Roger Haskins:  On July 15, 2011, we appointed Roger Haskins as a member of our advisory board. Roger Haskins worked as Bureau Program Manager for Mining Law Administration (1872 Mining Law) on Federal lands. As manager for the National Mineral Program, both technical and administrative, Roger Haskins managed a budget of $35m and 250 positions.

He authored numerous regulations in the Code of Federal Regulations (CFR). Mr. Haskins is a Certified Professional Geologist. He has served in the state of California and Reno, Nevada where he was with the Surface Management Program of the Bureau of Land Management (mining reclamation and operations approval areas). Roger Haskins worked for the Bureau of Land Management for over 30 years achieving status as a Certified Review Mineral Examiner, as well as an instructor at the agency’s National Training Center.

As a mining law specialist he served for 14 years as Bureau Program Manager for Mining Law Administration (1872 Mining Law) on federal lands. Mr. Haskins is also specialist in arcane and extinct federal land and mineral laws. Roger Haskins was educated at University of Manitoba, Economic Geology 1973 – 1974 and Grand Valley State University BS, Geology, Anthropology 1969 – 1973, emphasis in economic geology (mineral exploration and development).

James Leonard:  On March 20, 2012, we appointed James Leonard / Friedman Manger & Co. as a member of our advisory board.  James Leonard is currently a consultant to publicly traded companies in the area of legal, accounting and crisis management. Mr. Leonard owned and operated a licensed broker dealership for twenty years and then a venture capital firm for ten years where he had extensive experience in contract negotiations specializing in Chinese and Japanese companies. He served on the Board of Directors of many firms and also held the position of CEO in a public company which he took from Venture Capital to a company with a market valuation in excess of half a billion dollars. As a venture capitalist James Leonard personally financed and oversaw the management of a wide range of enterprises including manufacturing in Asia, injection molding throughout Europe, silver mining in Arizona and gold mining in California.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

our principal financial officer;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2012 and 2011; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2012 and 2011, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Wattenberg(1) President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	30,000 23,500	Nil Nil	30,000 23,500
Alan B. Brass(2) Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil 107,640	Nil Nil	Nil Nil	Nil Nil	Nil 107,640
Norman Marcus(3) Director	2012 2011	Nil Nil	Nil Nil	Nil Nil	Nil 107,640	Nil Nil	Nil Nil	Nil Nil	Nil 107,640

(1)

Mr. Wattenberg was appointed president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on June 29, 2010.

(2)

Mr. Brass was appointed as a director of our company on April 21, 2011.

(3)

Mr. Marcus was appointed as a director of our company on April 21, 2011.

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

On November 7, 2011 we entered into an employment agreement with Barry Wattenberg, which became effective on December 1, 2011.Pursuant to the terms of the employment agreement, Mr. Wattenberg will receive a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to our company and half to Mr. Wattenberg’s estate.  Our company shall also reimburse all reasonable and necessary business expenses incurred by Mr. Wattenberg in performance of his duties. When established, the company will compensate Mr. Wattenberg with group health insurance benefits and will allow for standard executive benefits such as vacation, holidays, sick leave and the granting of stock options when deemed appropriate by our company.

Stock Option Plan

On April 21, 2011 our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

2011 Grants of Plan-Based Awards

On April 21, 2011, Alan B. Brass and Norman Marcus were granted 300,000 stock options each exercisable at a price of $0.60 per share for a period of five years from the date of grant. The vesting schedule for the stock options is 100,000 options upon execution of the Stock Option Agreement of April 21, 2011; 100,000 options on the first anniversary (April 21, 2012) and 100,000 options on the second anniversary (April 21, 2013).

Outstanding Equity Awards at Fiscal Year End

The particulars of unexercised options, stock that have not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Stock Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Alan B. Brass (1)	200,000	100,000	-	0.60	April 21, 2016	100,000	53,820	-	-
Norman Marcus (2)	200,000	100,000	-	0.60	April 21, 2016	100,000	53,820	-	-

(1)

Alan B. Brass was appointed as a director of our company on April 21, 2011.

(2)

Norman Marcus was appointed as a director of our company on April 21, 2011.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2012 there were no options exercised by our named officers.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We entered into director association agreements with Mr. Brass and Mr. Marcus on April 21, 2011. Pursuant to the terms of the agreement, we will pay Mr. Brass and Mr. Marcus $500 each per board of directors meeting attended, attendance may be via electronic means. Mr. Brass and Mr. Marcus shall be reimbursed for all reasonable expenses related to their physical attendance at the annual general meeting; in addition to their respective director’s fees. The director association agreements also grant stock options to Mr. Brass and Mr. Marcus as set out above. The term of the agreements is effective April 21, 2011 and shall continue until terminated pursuant to the terms of the agreements.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 26, 2012, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Barry Wattenberg c/o Potash America, Inc. 200 S. Virginia Street, 8th Floor Reno, Nevada 89501	80,000,000 Common	54.19%
Alan B. Brass 8181 W. Broadway Blvd, Suite 350 Plantation, FL 33324	215,000 Common(2)	0.15%
Norman Marcus 8181 W. Broadway Blvd, Suite 350 Plantation, FL 33324	215,000 Common(2)	0.15%
Directors and Officers as a Group	80,430,000 common	54.49%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 26, 2012.  As of June 26, 2012, there were 147,625,000 shares of our company’s common stock issued and outstanding.

(2)

Includes options to acquire an aggregate of 200,000 shares of common stock by each of Mr. Brass and Mr. Marcus exercisable within 60 days.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2012, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We currently act with three directors, consisting of Barry Wattenberg, Alan B. Brass and Norman Marcus.

We have determined that Alan B. Brass and Norman Marcus are independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee and our compensation committee consist of Barry Wattenberg and Alan B. Brass. We currently do not have a nominating committee or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2012 and for the fiscal year ended March 31, 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2012 $	March 31, 2011 $
Audit Fees	14,500	10,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	1,200
All Other Fees	Nil	Nil
Total	14,500	11,700

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

Financial Statements:

(1)

Financial statements for our company are listed in the index under Item 8 of this document

(2)

All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)

Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010)
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011)
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011)
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.4	Director’s Association Agreement between our company and Alan B. Brass dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.5	Director’s Association Agreement between our company and Norman Marcus dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.6	Stock Option Agreement between our company and Alan B. Brass dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.7	Stock Option Agreement between our company and Norman Marcus dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.8	Property Acquisition Agreement between our company and Habitants Minerals Ltd. dated June 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)

Exhibit No.	Description
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011)
10.10	Employment Agreement effective December 1, 2011 between our company and Barry Wattenberg (incorporated by reference to our Current Report on Form 8-K filed on November 18, 2011)
10.11	Letter of Credit dated March 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Barry Wattenberg (principal executive officer, principal financial officer and principal accounting officer)
101**	Interactive Data File (Form 10-K for the year ended March 31, 2012 furnished in XBRL)
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

POTASH AMERICA, INC.
(Registrant)
Dated: July 9, 2012	/s/ Barry Wattenberg
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

Dated: July 9, 2012	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Dated: July 9, 2012	/s/ Alan B. Brass
Alan B. Brass
Director

Dated: July 9, 2012	/s/ Norman Marcus
Norman Marcus
Director