Form 10-Q
period 2012-06-30
POTASH AMERICA, INC.
filed 2012-08-20
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada				41-2247537
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno, Nevada				89501
(Address of principal executive offices)				(Zip Code)
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
148,665,000 common shares issued and outstanding as of August 10, 2012

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three month period ended June 30, 2012 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2012

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2012

Balance Sheets (Unaudited) as of

June 30, 2012 and March 31, 2012

F-1

Statements of Operations (Unaudited) for the three months ended

June 30, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2012

F-2

Statements of Cash Flows (Unaudited) for the three months ended

June 30, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2012

F-3

Notes to the Financial Statements

F-4 - F-12

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2012 AND MARCH 31, 2012

	June 30, 2012	March 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$ 158,544	$ 69,323
Prepaid expenses	140,594	132,058
Deposits	50,500	50,000
Total Current Assets	349,638	251,381

Fixed Assets
Mining claim	711,645	515,645
Total Fixed Assets	711,645	515,645

Other Assets
Prepaid expenses	-	107,639
Total Other Assets	-	107,639

Total Assets	$ 1,061,283	$ 874,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 6,141	$ 5,761
Deferred compensation	95,500	65,500
Accrued interest	50,638	28,327
Notes payable – related parties	35,500	35,500
Line of credit	1,330,000	1,030,000
Total Liabilities	1,517,779	1,165,088

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,665,000 and 147,665,000 shares issued and outstanding	14,867	14,767
Treasury stock	(10,000)	-
Additional paid in capital	1,471,242	1,233,927
Deficit accumulated during the exploration stage	(1,932,605)	(1,539,117)
Total Stockholders’ Deficit	(456,496)	(290,423)

Total Liabilities and Stockholders’ Deficit	$ 1,061,283	$ 874,665

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO JUNE 30, 2012

	Three months ended June 30, 2012	Three months ended June 30, 2011	Period from July 31, 2007 (Inception) to June 30, 2012
		(Restated)

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	55,409	14,759	225,212
Transfer agent and filing fees	1,372	1,948	40,381
Consulting	41,715	11,700	213,141
Web development	1,175	10,545	29,283
Stock compensation (note 11)	149,055	303,115	1,118,226
Exploration costs	106,183	-	144,443
General and administrative	16,269	14,125	111,142
TOTAL OPERATING EXPENSES	371,178	356,192	1,881,828

LOSS FROM OPERATIONS	(371,178)	(356,192)	(1,881,828)

OTHER INCOME (EXPENSES)
Interest expense	(22,310)	(1,133)	(50,777)
TOTAL OTHER INCOME (EXPENSES)	(22,310)	(1,133)	(50,777)

NET LOSS PRIOR TO INCOME TAXES	(393,488)	(357,325)	(1,932,605)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (393,488)	$ (357,325)	$ (1,932,605)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	147,675,989	147,254,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO JUNE 30, 2012

	Three months ended June 30, 2012	Three months ended June 30, 2011	Period from July 31, 2007 (Inception) to June 30, 2012
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (393,488)	$ (357,325)	$ (1,932,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 11)	149,055	303,115	1,118,226
Changes in assets and liabilities:
(Increase) in prepaid expenses	(8,536)	(2,280)	(32,955)
(Increase) in deposit	(500)	4,036	(50,500)
Increase (decrease) in accrued expenses	-	(11,723)	-
Increase in accrued interest	22,310	1,133	50,638
Increase in accounts payable	380	-	6,141
Increase in deferred compensation	30,000	4,500	95,500
Net Cash Used in Operating Activities	(200,779)	(58,544)	(745,555)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	-	(50,000)	(515,645)
Net Cash Used in Investing Activities	-	(50,000)	(515,645)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	115,000	49,744
Proceeds from line of credit	300,000	-	1,330,000
Proceeds from sale of stock	-	-	50,000
Purchase of treasury stock	(10,000)	-	(10,000)
Net Cash Provided by Financing Activities	290,000	115,000	1,419,744

INCREASE IN CASH	89,221	6,456	158,544
Cash, beginning balance	69,323	7,184	-
Cash, ending balance	$ 158,544	$ 13,640	$ 158,544

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock options issued as prepaid expense	$ 107,639	$ -	$ 107,639
Issuance of common stock to acquire mineral properties	$ 196,000	$ -	$ 196,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012 and March 31, 2012, respectively, the Company had $158,544 and $69,323 of cash.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Mineral rights, property and acquisition costs

Since March 31, 2011, the Company is primarily engaged in the acquisition and exploration of mining properties. The Company has not yet realized any revenues from its planned operations.

The Company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

The costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  The Company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2012, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of June 30, 2012, the Company issued 148,665,000 common stock shares and has issued 1,270,000 in stock options in lieu of compensation.

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

NOTE 3 – MINING PROPERTY

On June 6, 2011, we entered into and closed a property acquisition agreement with Habitants Minerals Ltd. Pursuant to the terms of the agreement; we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the “Newfoundland Property”. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

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

JUNE 30, 2012

NOTE 3 – MINING PROPERTY (CONTINUED)

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

$200,000 on November 31, 2011 (paid);

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

There has been no mining of resources to date.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of $32,955 of prepaid legal fees and insurance and $107,639 of stock compensation as of June 30, 2012.

NOTE 5 – DEPOSITS

The current deposits of $50,500 consist of $50,000 for drilling services at the BLM Claim and $500 in a rent deposit near site.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses and liabilities consisted of the following as of June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Accounting fees	$ 861	$ -
Legal fees	3,836	5,588
Filing fees	247	173
Exploration	1,197	-
Total Accrued Expenses	$ 6,141	$ 5,761

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of June 30, 2012.

NOTE 8 – LINE OF CREDIT

The Company entered into a Credit Facility Agreement during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $630,000 as of June 30, 2012.  Interest expense related to the line of credit was $28,277 as of June 30, 2012.

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $200,000 as of June 30, 2012.  Interest expense related to the line of credit was $17,681 as of June 30, 2012.

On April 12, 2012, the Company entered into a US$1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 US for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue 1,250,000 Units when the exercise provision is enacted. The line of credit was drawn to $500,000 as of June 30, 2012. Interest expense related to the line of credit was $ 4,680 as of June 30, 2012.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

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

The total amounts of $95,500 and $65,500 as of June 30 and March 31, 2012 have been recorded as deferred compensation.

NOTE 10 – CAPITAL STOCK

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

On June 30, 2012, the Company issued 1,000,000 restricted shares of our common stock at a value of approximately $0.20 per share to Kim Diaz of BLM Claims located in Mineral County Nevada in connection with the acquisition of mineral properties. (See note 3 for further details)

The amount of stock compensation expense for the period ending June 30, 2012 was $149,055.

There were 148,665,000 shares of common stock issued and outstanding as of June 30, 2012. As June 30, 2012, the Company has no warrants outstanding. There are 1,270,000 stock options outstanding

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 10 – CAPITAL STOCK (CONTINUED)

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

In April 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of $1.00 per share for a 5 year term.

In May 2012, the Company issued 25,000 stock options to consultants of the Company per the Stock Option Plan with an exercise price of $1.00 per share for a 5 year term.

In June 2012, the Company issued 25,000 stock options to consultants of the Company per the Stock Option Plan with an exercise price of $1.00 per share for a 5 year term.

Stock option compensation expense for the period ending June 30, 2012 was $149,055. The expense was calculated using the Black-Scholes pricing model. The following table summarizes information about options as of June 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2012	1,185,000	$.84
Options granted	85,000	1.00
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2012	1,270,000	$.85
Exercisable, June 30, 2012	1,270,000	$.85

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at June 30, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.60 to 1.00	1,270,000	$.85	3.77	1,270,000	$0.85

As of June 30, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the period ending June 30, 2012 was $0.85.  The total fair value of shares vested as of June 30, 2012 was 1,270,000 of stock options at fair market value on June 30, 2012.

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 11 – RESTATEMENT

The Company has recorded the cost of stock options granted in the 10K ending March 31, 2012. The Company is allocating the cost to the correct quarterly periods in the fiscal year ended March 31, 2012. The additional stock compensation expense in period ending June 30, 2011 was $142,065.

The following are the previous and corrected balances for the period ending June 30, 2011:

June 30, 2011 Financial Statement	Line Item	Corrected	Previously Stated
Balance Sheet	Prepaid expenses	107,639	-
Balance Sheet	Additional paid in capital	567,902	210,559
Income Statement	Stock compensation	303,115	161,050
Income Statement	Net Loss	(357,325)	(215,260)

NOTE 12 – INCOME TAXES

The provision for Federal income tax consists of the following for the three months ended June 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 133,786	$ 121,491
Less: valuation allowance	(133,786)	(121,491)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2012 and March 31, 2012:

	June 30, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 657,086	$ 523,300
Less: valuation allowance	(657,086)	(523,300)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $1,932,605 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 13 – GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

POTASH AMERICA, INC.

(FORMERLY ADTOMIZE, INC.)

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2012

NOTE 14 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

(a)

$200,000 on November 31, 2011 (paid);

(b)

$50,000 on July 1, 2012; (paid on June 30, 2012)

(c)

$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

(d)

2,500,000 shares of our company’s common stock based on the Sellers’ pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the Sellers on or before July 1st of 2012, 2013 and 2014 (1,000,000 shares were issued to the Sellers effective June 30, 2012);

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended June 30, 2012 and 2011.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

Our operating results for the three month periods ended June 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2012		Three Month Period Ended June 30, 2011		Change Between Three Month Periods Ended June 30, 2012 and June 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$55,409		$14,759		$40,650
Transfer agent and filing fees		$1,372		$1,948		$(576)
Consulting fees		$41,715		$11,700		$30,015
Web development		$1,175		$10,545		$(9,370)
Stock compensation		$149,055		$303,115		$(154,060)
Exploration costs		$106,183	$	Nil		$106,183
General and administrative		$16,269		$14,125		$2,144
Interest Expense		$22,301		$1,133		$21,168
Net loss		$(393,488)		$(357,325)		$36,163

Our expenses increased during the three month period ended June 30, 2012 compared to the same period in 2011 primarily as a result of increases in professional fees, consulting fees, exploration costs, general and administrative expenses and interest expenses.

Liquidity and Financial Condition

Working Capital

	At June 30, 2012 $	At March 31, 2012 $	Change Between March 31, 2012 and June 30, 2012 $
Current Assets	$349,638	$251,381	$98,257
Current Liabilities	$1,517,779	$1,165,088	$352,691
Working Capital / (Deficit)	$(1,168,141)	$(913,707)	$(254,434)

Cash Flows

	Three Months Ended June 30, 2012 $		Three Months Ended June 30, 2011 $	Period from Inception (July 31, 2007) to June 30, 2012 $
Cash Flows from Operating Activities		$(200,779)	$(58,544)	$(745,555)
Cash Flows provided by/(used in) Investing Activities	$	Nil	$50,000	$(515,645)
Cash Flows from Financing Activities		$290,000	$115,000	$1,419,744
Net Increase (Decrease) in Cash During Period		$89,221	$6,456	$158,544

As of June 30, 2012, our total current assets were $349,638 and our total liabilities were $1,517,779 and we had a working capital deficit of $1,168,141. Our unaudited financial statements report a net loss of $393,488 for the three months ended June 30, 2012 compared to a net loss of $357,325 for the same period in 2011 and a net loss of $1,932,605 for the period from July 31, 2007 (inception) to June 30, 2012.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended March 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with our company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended June 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

Accounting Basis

Our company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America (“GAAP” accounting).  Our company has adopted a March 31 fiscal year end.

Financial Instruments

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2012 and March 31, 2012, respectively, our company had $158,544 and $69,323 of cash.

Mineral Rights, Property and Acquisition Costs

Since March 31, 2011, our company is primarily engaged in the acquisition and exploration of mining properties. Our company has not yet realized any revenues from its planned operations.

Our company capitalizes acquisition and option costs of mineral rights as tangible assets. Upon commencement of commercial production, the mineral rights will be amortized using the unit-of-production method over the life of the mineral rights. If our company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.

The costs of acquiring mining properties are capitalized upon acquisition.  Mine development costs incurred to develop and expand the capacity of mines, or to develop mine areas in advance of production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property. Costs incurred to maintain current exploration or to maintain assets on a standby basis are charged to operations.  Costs of abandoned projects are charged to operations upon abandonment.  Our company evaluates the carrying value of capitalized mining costs and related property and equipment costs, to determine if these costs are in excess of their recoverable amount whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Evaluation of the carrying value of capitalized costs and any related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Impairment of Long-Lived Assets

Our company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of June 30, 2012, exploration progress is on target with our company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Advertising

Our company expenses advertising costs as incurred.  Our company has had no advertising activity since inception.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2012.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of June 30, 2012, our company issued 148,665,000 common stock shares and has issued 1,270,000 in stock options in lieu of compensation.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2012, we issued an aggregate of 1,000,000 restricted shares of our common stock at a value of approximately $0.20 per share in connection with the acquisition of the BLM Claims located in Mineral County Nevada. These shares were issued pursuant to an exemption from registration relying on Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010).

Exhibit No.	Description
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011)
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011)
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.4	Director’s Association Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.5	Director’s Association Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.6	Stock Option Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.7	Stock Option Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.8	Property Acquisition Agreement dated June 6, 2011 between our company and Habitants Minerals Ltd. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Barry Wattenberg (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Barry Wattenberg (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
101**	Interactive Data File
101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase Document

XBRL Taxonomy Extension Definition Linkbase Document

XBRL Taxonomy Extension Label Linkbase Document

XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

**

Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101hereto are deemed not filed or part of any registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POTASH AMERICA, INC.
(Registrant)

Dated: August 20, 2012	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)