Form 10-Q/A
period 2012-06-30
POTASH AMERICA, INC.
filed 2012-08-21
CIK 1431880

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

				[X]	YES	[ ]	NO

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
148,665,000 common shares issued and outstanding as of August 10, 2012.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 (“Form 10-Q”) is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Registrant’s Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, formatted in XBRL (eXtensible Business Reporting Language):

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

(1)

Filed on August 20, 2012 as an exhibit to the Registrants’ Form 10-Q’s for the quarterly period ended June 30, 2012.

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

POTASH AMERICA, INC.
(Registrant)
Dated: August 21, 2012	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

4