Form 10-Q
period 2012-09-30
POTASH AMERICA, INC.
filed 2012-11-14
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2012
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ]	YES	☒	NO

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
148,665,000 common shares issued and outstanding as of November 10, 2012.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three and six months period ended September 30, 2012 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2012

Balance Sheets (Unaudited) as of

September 30, 2012 and March 31, 2012

F-1

Statements of Operations (Unaudited) for the three and six months ended

September 30, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to September 30, 2012

F-2

Statements of Cash Flows (Unaudited) for the six months ended

September 30, 2012 and 2011 and for the period from

July 31, 2007 (Date of Inception) to September 30, 2012

F-3

Notes to the Financial Statements

F-4 - F-12

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2012 AND MARCH 31, 2012

ASSETS
	September 30,	March 31,
	2012	2012
Current Assets
Cash and cash equivalents	$ 13,461	$ 69,323
Prepaid expenses	118,045	132,058
Deposits	500	50,000
Total Current Assets	132,006	251,381

Mining claims	760,885	515,645

Other Assets
Prepaid expenses	-	107,639
Total Other Assets	-	107,639

Total Assets	$ 892,891	$ 874,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 2,250	$ 5,761
Deferred compensation	125,500	65,500
Accrued interest	68,297	28,327
Notes payable – related parties	35,500	35,500
Convertible line of credit, net of debt discount	257,881	-
Derivative liability	916,335	-
Lines of credit	630,000	1,030,000
Total Liabilities	2,035,763	1,165,088

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,665,000 and 147,665,000 shares issued and outstanding	14,867	14,767
Additional paid in capital	1,479,941	1,233,927
Treasury stock	(10,000)	-
Deficit accumulated during the exploration stage	(2,627,680)	(1,539,117)
Total Stockholders’ Deficit	(1,142,872)	(290,423)

Total Liabilities and Stockholders’ Deficit	$ 892,891	$ 874,665

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	Three Months Ended		Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Professional fees	64,836	24,724	120,245	38,854	290,048
Transfer agent and filing fees	5,498	10,290	6,870	12,238	45,879
Consulting	30,282	38,450	71,997	50,150	243,423
Web development	1,396	8,969	2,571	19,514	30,679
Stock compensation (note 11)	8,699	95,416	157,754	398,531	1,126,925
Exploration costs	68,148	24,200	174,331	24,200	212,591
General and administrative	34,341	14,580	50,609	28,705	145,482
TOTAL OPERATING EXPENSES	213,200	216,629	584,377	572,192	2,095,027

LOSS FROM OPERATIONS	(213,200)	(216,629)	(584,377)	(572,192)	(2,095,027)

OTHER INCOME (EXPENSES)
Interest expense	(17,660)	(3,773)	(39,970)	(4,906)	(68,437)
Derivative expense	(75,420)	-	(184,044)	-	(184,044)
Change in derivative	(8,083)	-	(22,291)	-	(22,291)
Amortization of debt discount	(156,785)	-	(257,881)	-	(257,881)
TOTAL OTHER INCOME (EXPENSES)	(257,948)	(3,773)	(504,186)	(4,906)	(532,653)

NET LOSS PRIOR TO INCOME TAXES	(471,148)	(220,402)	(1,088,563)	(577,098)	(2,627,680)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$ (471,148)	$(220,402)	$(1,088,563)	$(577,098)	$ (2,627,680)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,665,000	147,350,000	148,173,197	147,302,747

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,088,563)	$ (577,098)	$(2,627,680)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 11)	157,754	398,531	1,126,925
Derivative expense	184,044	-	184,044
Change in derivative	22,291	-	22,291
Amortization of debt discount	257,881	-	257,881
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	121,652	220	(10,405)
(Increase) decrease in deposit	49,500	30,000	(500)
Increase (decrease) in accrued expenses	(3,511)	(12,679)	2,250
Increase in accrued interest	39,970	4,906	68,297
Increase in deferred compensation	60,000	9,000	125,500
Net Cash Used in Operating Activities	(198,982)	(147,120)	(851,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	(245,240)	(295,000)	(564,886)
Net Cash Used in Investing Activities	(245,240)	(295,000)	(564,886)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	-	49,744
Proceeds from (payments on) lines of credit	(400,000)	465,000	630,000
Proceeds from line of credit - convertible	710,000	-	710,000
Proceeds from sale of stock	88,360	-	50,000
Purchase of treasury stock	(10,000)	-	(10,000)
Net Cash Provided by Financing Activities	388,360	465,000	1,429,744
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,862)	22,880	13,461
Cash and cash equivalents, beginning balance	69,323	7,184	-
Cash and cash equivalents, ending balance	$ 13,461	$ 30,064	$ 13,461
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock option issues as prepaid expense	$ 107,639	$ -	$ 107,639
Issuance of common stock to acquire mineral properties	$ 196,000	$ -	$ 196,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012 and March 31, 2012, respectively, the Company had $13,461 and $69,323 of cash.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2012, exploration progress is on target with the Company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of September 30, 2012, in lieu of compensation the Company issued 465,000 common stock shares and 1,305,000 in stock options.

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

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of $10,406 of prepaid insurance and rent, and $107,639 of stock compensation as of September 30, 2012.

NOTE 5 – DEPOSITS

The current deposit of $500 consist of a rent deposit near the mining site.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 6 – ACCRUED EXPENSES

Accrued expenses and liabilities consisted of the following as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Accounting fees	$ 2,250	$ -
Legal fees	-	5,588
Filing fees	-	173
Total Accrued Expenses	$ 2,250	$ 5,761

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of September 30, 2012.

NOTE 8 – LINES OF CREDIT

The Company entered into a Credit Facility Agreement during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the Company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $630,000 as of September 30, 2012.  Accrued interest related to the line of credit was $35,574 as of September 30, 2012.

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $0 as of September 30, 2012.  Accrued interest related to the line of credit was $21,246 as of September 30, 2012.

NOTE 9 – CONVERTIBLE LINE OF CREDIT

On April 12, 2012, the Company entered into a US$1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 US for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue 1,250,000 Units when the exercise provision is enacted. In association with conversion feature of the line of credit with warrants the Company had $916,335 in derivative liability as of September 30, 2012. Additional, the Company incurred derivative expense of $184,044, change in derivative expense of $22,291 and amortization of debt discount of $257,881 as of September 30, 2012.  The line of credit was drawn to $710,000 which is partial offset by the debt discount $452,119, totaling to $257,881 as of September 30, 2012. Accrued interest related to the line of credit was $11,477 as of September 30, 2012.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS

On November 7, 2011, the Company entered into an employment agreement with Barry Wattenberg, our president, chief executive officer, chief financial officer, secretary, treasurer and a member of our board of directors.  The employment agreement was effective on December 1, 2011.

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

The total amounts of $125,500 and $65,500 as of September 30, 2012 and March 31, 2012, respectively, have been recorded as deferred compensation.

NOTE 11 – CAPITAL STOCK

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

On June 30, 2012, the Company issued 1,000,000 restricted shares of our common stock at a value of approximately $0.20 per share to Kim Diaz of BLM Claims located in Mineral County Nevada in connection with the acquisition of mineral properties. (See note 3 for further details).

The Company purchased back 40,000 shares of common stock for cash totaling $10,000 during the period ended September 30, 2012.  The stock is currently being held in treasury.

Stock-based compensation expense for the period ending September 30, 2012 was $157,754.

There were 148,665,000 shares of common stock issued and outstanding as of September 30, 2012. As September 30, 2012, the Company has no warrants outstanding. There are 1,305,000 stock options outstanding.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

In July 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of 5% above market price ($0.29) per share for a 5 year term

Stock option compensation expense for the period ending September 30, 2012 was $157,754. The expense was calculated using the Black-Scholes pricing model. The following table summarizes information about options as of September 30, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2012	1,185,000	$.84
Options granted	120,000.76
Options expired	-	-
Options cancelled	-	-
Outstanding, September 30, 2012	1,305,000	$.80
Exercisable, September 30, 2012	1,305,000	$.80

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at September 30, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.60 to 1.00	1,305,000	$.76	3.93	1,305,000	$0.80

As of September 30, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the period ending September 30, 2012 was $0.85.  The total fair value of shares vested as of September 30, 2012 was 1,305,000 of stock options at fair market value on September 30, 2012.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 12 – RESTATEMENT

The Company has recorded the cost of stock options granted in the 10K ending March 31, 2012. The Company is allocating the cost to the correct quarterly periods in the fiscal year ended March 31, 2012. The corrected balances and the previously stated balances for the six and three months ended September 30, 2012 are shown below.

The following are the previously stated and corrected balances for the six months ended September 30, 2011:

September 30, 2011 Financial Statement	Line Item	Corrected	Previously Stated
Income Statement	Stock-based compensation	398,531	181,715
Income Statement	Operating expenses	572,192	355,376
Income Statement	Net Loss	(577,098)	(360,282)
Cash Flows	Stock-based compensation	398,531	181,715

The following are the previously stated and corrected balances for the three months ended September 30, 2011:

September 30, 2011 Financial Statement	Line Item	Corrected	Previously Stated
Income Statement	Stock-based compensation	95,416	20,665
Income Statement	Professional fees	24,724	24,095
Income Statement	Operating expenses	216,629	141,249
Income Statement	Net Loss	(220,402)	(145,022)

NOTE 13 – INCOME TAXES

The provision for Federal income tax consists of the following for the six months ended September 30, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 370,111	$ 196,213
Less: valuation allowance	(370,111)	(196,213)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2012 and March 31, 2012:

	September 30, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 893,411	$ 523,300
Less: valuation allowance	(893,411)	(523,300)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $2,627,680 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has no established source of revenue, negative working capital and losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

NOTE 15 – SUBSEQUENT EVENTS

In October 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of market price (at date of grant) plus 5% per share for a 5 year term. The exercise price for the options granted on October 1, 2012 was $0.26.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended September 30, 2012 and 2011.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2012 and 2011

Our operating results for the three month periods ended September 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended September 30, 2012		Three Month Period Ended September 30, 2011		Change Between Three Month Periods Ended September 30, 2012 and September 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$64,836		$24,724		$40,112
Transfer agent and filing fees		$5,498		$10,290		$(4,792)
Consulting fees		$30,282		$38,450		$(8,168)
Web development		$1,396		$8,969		$(7,573)
Stock compensation		$8,699		$95,416		$(86,717)
Exploration costs		$68,148		$24,200		$43,948
General and administrative		$34,341		$14,580		$19,761
Interest Expense		$17,660		$3,773		$13,887

Derivative expense		$75,420	$	Nil		$75,420
Change in derivative		$8,083	$	Nil		$8,083
Amortization of debt discount		$156,785	$	Nil		$156,785
Net loss		$(471,148)		$(220,402)		$(250,746)

Our expenses increased during the three month period ended September 30, 2012 compared to the same period in 2011 primarily as a result of increases in professional fees, exploration costs, general and administrative expenses, interest expenses, change in derivative expense and amortization of debt discount.

Results of Operations for the Six Months Ended September 30, 2012 and 2011

Our operating results for the six month periods ended September 30, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

		Six Month Period Ended September 30, 2012		Six Month Period Ended September 30, 2011		Change Between Six Month Periods Ended September 30, 2012 and September 30, 2011
Revenue	$	Nil	$	Nil	$	Nil
Professional fees		$120,245		$38,854		$81,391
Transfer agent and filing fees		$6,870		$12,238		$(5,368)
Consulting fees		$71,997		$50,150		$21,847
Web development		$2,571		$19,514		$(16,943)
Stock compensation		$157, 754		$398,531		$(240,777)
Exploration costs		$174,331		$24,200		$150,131
General and administrative		$50,610		$28,705		$21,905
Interest Expense		$39,970		$4,906		$35,064

Derivative expense		$184,044	$	Nil		$184,044
Change in derivative		$22,291	$	Nil		$22,291
Amortization of debt discount		$257,880	$	Nil		$257,880
Net loss		$(1,088,563)		$(577,098)		$(511,465)

Our expenses increased during the six month period ended September 30, 2012 compared to the same period in 2011 primarily as a result of increases in professional fees, consulting fees, and exploration costs, general and administrative expenses, interest expenses, derivative expense, change in derivative expense and amortization of debt discount.

Liquidity and Financial Condition

Working Capital

	At September 30, 2012 $	At March 31, 2012 $	Change Between March 31, 2012 and September 30, 2012 $
Current Assets	$132,006	$251,381	$(119,375)
Current Liabilities	$2,035,763	$1,165,088	$870,675
Working Capital / (Deficit)	$(1,903,757)	$(913,707)	$990,050

Cash Flows

	Six Months Ended September 30, 2012 $	Six Months Ended September 30, 2011 $	Period from Inception (July 31, 2007) to Septemeber 30, 2012 $
Cash Flows (used in) Operating Activities	$(198,982)	$(147,120)	$(851,397)
Cash Flows (used in) Investing Activities	$(245,240)	$(295,000)	$(564,886)
Cash Flows provided by Financing Activities	$388,360	$465,000	$1,429,744
Net Increase (Decrease) in Cash During Period	$(55,862)	$22,880	$13,461

As of September 30, 2012, our total current assets were $132,006 and our total liabilities were $2,035,763 and we had a working capital deficit of $1,903,757. Our unaudited financial statements report a net loss of $1,088,563 for the six months ended September 30, 2012 compared to a net loss of $577,098 for the same period in 2011 and a net loss of $2,627,680 for the period from July 31, 2007 (inception) to September 30, 2012.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern.  Our company has no established source of revenue, negative working capital and losses since inception.  These factors raise substantial doubt about our company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for tour company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with our company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended September 30, 2012 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2012 and March 31, 2012, respectively, our company had $13,461 and $69,323 of cash.

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

Impairment of Long-Lived Assets

Our company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of September 30, 2012, exploration progress is on target with our company’s exploration and evaluation plan and no events or circumstances have happened to indicate that the related carrying values of the properties may not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2012.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On March 31, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of September 30, 2012, our company issued 465,000 common stock shares and has issued 1,305,000 in stock options in lieu of compensation.

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

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer and our principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer and our principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

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

POTASH AMERICA, INC.
(Registrant)

Dated: November 13, 2012	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)