Form 10-Q
period 2012-12-31
POTASH AMERICA, INC.
filed 2013-02-14
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			December 31, 2012
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada				41-2247537
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
8th Floor – 200 South Virginia Street, Reno, Nevada				89501
(Address of principal executive offices)				(Zip Code)
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
148,665,000 common shares issued and outstanding as of February 12, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine months ended December 31, 2012 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

DECEMBER 31, 2012

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

DECEMBER 31, 2012

Balance Sheets (Unaudited) as of
December 31, 2012 and March 31, 2012	F-1

Statements of Operations (Unaudited) for the three and nine months ended
December 31, 2012 and 2011 and for the period from
July 31, 2007 (Date of Inception) to December 31, 2012	F-2

Statements of Cash Flows (Unaudited) for the nine months ended
December 31, 2012 and 2011 and for the period from
July 31, 2007 (Date of Inception) to December 31, 2012	F-3

Notes to the Financial Statements	F-4 - F-14

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF DECEMBER 31, 2012 AND MARCH 31, 2012

ASSETS
	December 31,	March 31,
	2012	2012

Current Assets
Cash and cash equivalents	$ 8,270	$ 69,323
Prepaid expenses	111,736	132,058
Deposits	500	50,000
Total Current Assets	120,506	251,381

Fixed Assets
Mining claim	50,000	515,645
Total Fixed Assets	50,000	515,645

Other Assets
Prepaid expenses	-	107,639
Total Other Assets	-	107,639

Total Assets	$ 170,506	$ 874,665

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 2,381	$ 5,761
Deferred compensation	155,500	65,500
Accrued interest	85,407	28,327
Notes payable – related parties	35,500	35,500
Convertible line of credit, net of debt discount	493,425	-
Derivative liability	912,386	-
Line of credit	664,000	1,030,000
Total Liabilities	2,348,599	1,165,088

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,665,000 and 147,665,000 shares issued and outstanding	14,867	14,767
Treasury stock	(10,000)	-
Additional paid in capital	1,488,078	1,233,927
Deficit accumulated during the exploration stage	(3,671,038)	(1,539,117)
Total Stockholders’ Deficit	(2,178,093)	(290,423)

Total Liabilities and Stockholders’ Deficit	$ 170,506	$ 874,665

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Three Months Ended		Nine Months Ended		Period from July 31, 2007 (Inception)
	December 31,		December 31,		to December 31,
	2012	2011	2012	2011	2012

REVENUE	$—	$—	$—	$—	$—

OPERATING EXPENSES
Impairment of mining interest	710,885	—	710,885		710,885
Professional fees	39,295	20,315	159,540	59,169	329,343
Transfer agent and filing fees	854	1,926	7,724	14,164	46,733
Consulting	8,800	60,296	80,797	110,446	252,223
Web development	1,047	1,226	3,618	20,740	31,726
Stock compensation (note 11)	8,137	256,257	165,891	654,788	1,135,062
Exploration costs	2,525	2,500	176,856	26,700	215,116
General and administrative	23,110	37,384	73,719	66,088	168,592
TOTAL OPERATING EXPENSES	794,653	379,904	1,379,030	952,095	2,889,680

LOSS FROM OPERATIONS	(794,653)	(379,904)	(1,379,030)	(952,095)	(2,889,680)

OTHER INCOME (EXPENSES)
Interest expense	(17,110)	(8,161)	(57,080)	(13,068)	(85,547)
Derivative expense	—	—	(184,044)	—	(184,044)
Change in derivative	(7,818)	—	(30,109)	—	(30,109)
Amortization of debt discount	(223,777)	—	(481,658)	—	(481,658)
TOTAL OTHER INCOME (EXPENSES)	(248,705)	(8,161)	(752,891)	(13,068)	(781,358)

NET LOSS PRIOR TO INCOME TAXES	(1,043,358)	(388,065)	(2,131,921)	(965,163)	(3,671,038)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(1,043,358)	$(388,065)	$(2,131,921)	$(965,163)	$(3,671,038)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,665,000	147,323,266	148,340,912	147,323,266

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO DECEMBER 31, 2012

	Nine Months Ended		Period from July 31, 2007 (Inception) to
	December 31,		December 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (2,131,921)	$ (965,163)	$ (3,671,038)
Stock-based compensation (note 11)	165,891	654,788	1,135,062
Derivative expense	184,044	-	184,044
Change in derivative	30,109	-	30,109
Amortization of debt discount	481,658	-	481,658
Changes in assets and liabilities:
(Increase) in prepaid expenses	127,962	220	(111,736)
(Increase) in deposit	49,500	30,000	(500)
Increase (decrease) in accrued expenses	(3,381)	(7,264)	2,380
Increase in accrued interest	57,080	13,068	85,407
Increase in deferred compensation	90,000	21,400	155,500
Net Cash Used in Operating Activities	(949,058)	(252,951)	(1,709,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	465,645	(514,865)	253,640
Net Cash Used in Investing Activities	465,645	(514,865)	253,640

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	-	49,744
Proceeds from (payments on) line of credit	(366,000)	790,000	664,000
Proceeds from line of credit - convertible	710,000	-	710,000
Proceeds from sale of stock	88,360	-	50,000
Purchase of treasury stock	(10,000)	-	(10,000)
Net Cash Provided by Financing Activities	422,360	790,000	1,463,744
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,053)	22,184	8,270
Cash and cash equivalents, beginning balance	69,323	7,814	-
Cash and cash equivalents, ending balance	$ 8,270	$ 29,998	$ 8,270

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock option issues as prepaid expense	$ 107,639	$ -	$ 215,777
Issuance of common stock to acquire mineral properties	$ 196,000	$ -	$ 196,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies.  An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and March 31, 2012, respectively, the Company had $8,270 and $69,323 of cash.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

Impairment of long-lived assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2012, the Company has determined not to continue exploring on the Sodaville Claims, based on scientific results and the value of the property will not be recoverable and has been impaired. The Company will continue exploring Newfoundland Property and no events or circumstances have happened to indicate that the related carrying values of the property may not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

Advertising

The Company expenses advertising costs as incurred. The Company has had no advertising activity since inception.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing the Company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

During the year ended March 31, 2011, the Company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On March 31, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of December 31, 2012, in lieu of compensation the Company issued 465,000 common stock shares and 1,340,000 in stock options.

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

NOTE 3 – MINING PROPERTY

On June 6, 2011, we entered into and closed a property acquisition agreement with Habitants Minerals Ltd. Pursuant to the terms of the agreement; we acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada which we refer to as the

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – MINING PROPERTY (CONTINUED)

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

On August 31, 2011, we entered into a purchase and sale agreement with Ms. Kim Diaz and Sonseeahray related to the acquisition of the 100% interest in the Sodaville Claims. Under the terms of the purchase and sale agreement our company issued a pre-closing advance of $200,000 (paid on August 29, 2011).

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

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 3 – MINING PROPERTY (CONTINUED)

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

On December 31, 2012, Potash America, Inc. (the “Company”) announced that it has completed an exploration and drilling program at the deposit it controls in Sodaville, Nevada. The Company drilled, cored, and assayed the samples at the leading laboratories in the U.S. Based upon these scientific results, the Company has decided not to continue on to the development stage for the Sodaville property. The Company, under the terms of its agreement, will be returning the rights/claims to the original holder.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of $2,680 of prepaid insurance, $199 of rent, and $1,218 of marketing and $107,639 of stock compensation as of December 31, 2012.

NOTE 5 – DEPOSITS

The current deposits of $500 consist of a rent deposit near the mining site.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses and liabilities consisted of the following as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Accounting fees	$2,100	$—
Legal fees	—	5,588
Filing fees	281	173
Total Accrued Expenses	$2,381	$5,761

NOTE 7 – NOTES PAYABLE – RELATED PARTIES

A shareholder and current director of the Company advanced funds at various times during the year ended March 31, 2011 in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $35,500 as of December 31, 2012.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 8 – LINES OF CREDIT

The Company entered into a Credit Facility Agreement during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the Company, bears 5% interest and is due on demand. On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $664,000 as of December 31, 2012. Accrued interest related to the line of credit was $43,736 as of December 31, 2012.

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $0 as of December 31, 2012. Accrued interest related to the line of credit was $21,246 as of December 31, 2012.

NOTE 9 – CONVERTIBLE LINE OF CREDIT

On April 12, 2012, the Company entered into a US$1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 US for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue 1,250,000 Units when the exercise provision is enacted. In association with conversion feature of the line of credit with warrants the Company had $912,386 in derivative liability as of December 31, 2012. Additional, the Company incurred derivative expense of $184,044, change in derivative expense of $30,109 and amortization of debt discount of $481,658 as of December 31, 2012. The line of credit was drawn to $710,000 which is partial offset by the debt discount $216,575, totaling to $493,425 as of December 31, 2012. Accrued interest related to the line of credit was $20,425 as of December 31, 2012.

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

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 10 – RELATED PARTY TRANSACTIONS (CONTINUED)

The total amounts of $155,500 and $65,500 as of December 31, 2012 and March 31, 2012, respectively, have been recorded as deferred compensation.

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

Stock-based compensation expense for the nine month period ending December 31, 2012 was $165,891.

There were 148,665,000 shares of common stock issued and outstanding as of December 31, 2012. As December 31, 2012, the Company has no warrants outstanding. There are 1,340,000 stock options outstanding.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

In July 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of 5% above market price ($0.29) per share for a 5 year term.

In October 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of 5% above market price ($0.26) per share for a 5 year term

Stock option compensation expense for the period ending December 31, 2012 was $165,891. The expense was calculated using the Black-Scholes pricing model. The following table summarizes information about options as of December 31, 2012:

	Number of Shares	Weighted Average Exercise Price
Outstanding, March 31, 2012	1,185,000	$.84
Options granted	155,000.63
Options expired	-	-
Options cancelled	-	-
Outstanding, December 31, 2012	1,340,000	$.74
Exercisable, December 31, 2012	1,340,000	$.74

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 11 – CAPITAL STOCK (CONTINUED)

The following table summarizes information about stock warrants granted to employees, advisors, investors and board members at September 30, 2012:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.26 to 1.00	1,340,000	$.63	3.79	1,340,000	$0.74

As of December 31, 2012, the aggregate intrinsic value of the stock options outstanding and exercisable was $0.  The weighted-average grant-date fair value of stock options granted for the period ending December 31, 2012 was $0.74.  The total fair value of shares vested as of December 31, 2012 was 1,340,000 of stock options at fair market value on December 31, 2012.

NOTE 12 – RESTATEMENT

The Company has recorded the cost of stock options granted in the 10K ending March 31, 2012. The Company is allocating the cost to the correct quarterly periods in the fiscal year ended March 31, 2012. The corrected balances and the previously stated balances for the nine and three months ended December 31, 2011 are shown below.

The following are the previously stated and corrected balances for the nine months ended December 31, 2011:

December 31, 2011 Financial Statement	Line Item	Corrected	Previously Stated
Income Statement	Stock-based compensation	654,788	279,037
Income Statement	Operating expenses	952,095	576,344
Income Statement	Net Loss	(965,163)	(589,412)
Cash Flows	Stock-based compensation	654,788	279,037

The following are the previously stated and corrected balances for the three months ended December 31, 2011:

December 31, 2011 Financial Statement	Line Item	Corrected	Previously Stated
Income Statement	Stock-based compensation	256,257	97,322
Income Statement	Professional fees	20,315	20,315
Income Statement	Operating expenses	379,904	220,969
Income Statement	Net Loss	(388,065)	(229,130)

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 13 – INCOME TAXES

The provision for Federal income tax consists of the following for the nine months ended December 31, 2012 and 2011:

	2012	2011
Federal income tax benefit attributable to:
Current operations	$ 724,853	$ 328,155
Less: valuation allowance	(724,853)	(328,155)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of December 31, 2012 and March 31, 2012:

	December 31, 2012	March 31, 2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,248,153	$ 523,300
Less: valuation allowance	(1,248,153)	(523,300)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,671,038 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2012

NOTE 15 – SUBSEQUENT EVENTS

In January 2013, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of market price (at date of grant) plus 5% per share for a 5 year term. The exercise price for the options granted on January 1, 2013 was $0.06.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to December 31, 2012 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

On April 12, 2012, we entered into a US$1,000,000 letter of credit agreement dated March 27, 2012. Pursuant to the terms outlined in the letter of credit, at any time our company may require any and all funds outstanding under the letter of credit, except for accrued interest which is to be paid in cash, to be converted into units of our company at a price of $0.80 per unit. Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $1.50 US for a period of five years. Our company will pay annual interest of 5% until the loan is repaid or converted into Units.

On December 31, 2012, we announced that our company has completed an exploration and drilling program at the deposit it controls in Sodaville, Nevada. Our company drilled, cored, and assayed the samples at the leading laboratories in the U.S. Based upon these scientific results, our company has decided not to continue on to the development stage for the Sodaville property. Our company, under the terms of its agreement, will be returning the rights/claims to the original holder.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended December 31, 2012 and 2011.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

Our operating results for the three month periods ended December 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended December 31, 2012		Three Month Period Ended December 31, 2011		Change Between Three Month Periods Ended December 31, 2012 and December 31, 2011
Revenue	$	Nil	$	Nil	$	Nil
Impairment of mining interest		$710,885	$	Nil		$710,885
Professional fees		$39,295		$20,315		$18,980
Transfer agent and filing fees		$854		$1,926		$(1,072)
Consulting fees		$8,800		$60,296		$(51,496)
Web development		$1,047		$1,226		$(179)
Stock compensation		$8,137		$256,257		$(248,120)
Exploration costs		$2,525		$2,500		$25
General and administrative		$23,110		$37,384		$(14,274)
Interest Expense		$17,110		$8,161		$8,949
Derivative expense	$	Nil	$	Nil	$	Nil
Change in derivative		$7,818	$	Nil		$7,818
Amortization of debt discount		$223,777	$	Nil		$223,777
Net loss		$(1,043,358)		$(388,065)		$(655,293)

Our expenses increased during the three month period ended December 31, 2012 compared to the same period in 2011 primarily as a result of increases in impairment on mining interest, professional fees, exploration costs, interest expenses, and change in derivative expense.

Results of Operations for the Nine Months Ended December 31, 2012 and 2011

Our operating results for the nine month periods ended December 31, 2012 and 2011 and the changes between those periods for the respective items are summarized as follows:

	Nine Month Period Ended December 31, 2012		Nine Month Period Ended December 31, 2011			Change Between Nine Month Periods Ended December 31, 2012 and December 31, 2011
Revenue	$	Nil	$	Nil	$	$	Nil
Impairment of mining interest		$710,885	$	Nil			$710,885
Professional fees		$159,540		$59,169			$100,371
Transfer agent and filing fees		$7,724		$14,164			$(6,440)
Consulting fees		$80,797		$110,446			$(29,649)
Web development		$3,618		$20,740			$(17,122)
Stock compensation		$165,891		$654,788			$(488,897)
Exploration costs		$176,856		$26,700			$150,156
General and administrative		$73,719		$66,088			$7,631
Interest Expense		$57,080		$13,068			$44,012
Derivative expense		$184,044	$	Nil			$184,044
Change in derivative		$30,109	$	Nil			$30,109
Amortization of debt discount		$481,658	$	Nil			$481,658
Net loss		$(2,131,921)		$(965,163)			$(1,166,758)

Our expenses increased during the nine month period ended December 31, 2012 compared to the same period in 2011 primarily as a result of increases in impairment of mining interest, professional fees, and exploration costs, general and administrative expenses, interest expenses, derivative expense, change in derivative expense and amortization of debt discount.

Liquidity and Financial Condition

Working Capital

	At December 31, 2012	At March 31, 2012	Change Between March 31, 2012 and December 31, 2012
Current Assets	$120,506	$251,381	$(130,875)
Current Liabilities	$2,348,599	$1,165,088	$1,183,511
Working Capital / (Deficit)	$(2,228,093)	$(913,707)	$(1,314,386)

Cash Flows

	Nine Months Ended December 31, 2012	Nine Months Ended December 31, 2011	Period from Inception (July 31, 2007) to December 31, 2012
Cash Flows (used in) Operating Activities	$(949,058)	$(252,951)	$(1,709,114)
Cash Flows (used in) Investing Activities	$465,645	$(514,865)	$253,640
Cash Flows provided by Financing Activities	$422,360	$790,000	$1,463,744
Net Increase (Decrease) in Cash During Period	$(61,053)	$22,184	$8,270

As of December 31, 2012, our total current assets were $120,506 and our total liabilities were $2,348,599 and we had a working capital deficit of $2,228,093. Our unaudited financial statements report a net loss of $2,131,921 for the nine months ended December 31, 2012 compared to a net loss of $965,163 for the same period in 2011 and a net loss of $3,671,038 for the period from July 31, 2007 (inception) to December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern.  Our company has no established source of revenue, negative working capital and losses since inception.  These factors raise substantial doubt about our company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for our company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

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

Exploration Stage Company

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to accounting and reporting by exploration stage companies.  An exploration stage company is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues.

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with our company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2012. The interim results for the period ended December 31, 2012 are not necessarily indicative of the results for the full fiscal year. The interim unaudited financial statements are presented in USD.

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

Cash and Cash Equivalents

Our company considers all highly liquid investments with maturities of three months or less to be cash equivalents. At December 31, 2012 and March 31, 2012, respectively, our company had $8,270 and $69,323 of cash.

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

Impairment of Long-Lived Assets

Our company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17, Measurement of an Impairment Loss, if events or circumstances indicate that their carrying amount might not be recoverable.  As of December 31, 2012, the Company has determined not to continue exploring on the Sodaville Claims, based on scientific results and the value of the property will not be recoverable and has been impaired. The Company will continue exploring Newfoundland Property and no events or circumstances have happened to indicate that the related carrying values of the property may not be recoverable. When our company determines that an impairment analysis should be done, the analysis will be performed using the rules of FASB ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of December 31, 2012.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. On March 31, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of December 31, 2012, our company issued 465,000 common stock shares and has issued 1,340,000 in stock options in lieu of compensation.

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

POTASH AMERICA, INC.
(Registrant)

Dated: February 14, 2013	/s/ Barry Wattenberg
Barry Wattenberg
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)