Form 10-K
period 2013-03-31
POTASH AMERICA, INC.
filed 2013-07-10
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-150775

POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8th Floor – 200 South Virginia Street, Reno, Nevada	89501
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(775) 398-3019

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $4,185,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
148,665,000 common shares as of June 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item 1.

Business

4

Item 1A.

Risk Factors

8

Item 1B.

Unresolved Staff Comments

8

Item 2.

Properties

8

Item 3.

Legal Proceedings

8

Item 4.

Mine Safety Disclosures

8

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities  9

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

13

Item 8.

Financial Statements and Supplementary Data

14

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

15

Item 9A.

Controls and Procedures

15

Item 9B.

Other Information

17

Item 10.

Directors, Executive Officers and Corporate Governance

17

Item 11.

Executive Compensation

20

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

22

Item 13.

Certain Relationships and Related Transactions, and Director Independence

23

Item 14.

Principal Accounting Fees and Services

23

Item 15.

Exhibits, Financial Statement Schedules

24

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

General Overview

We were incorporated in the state of Nevada on July 31, 2007 as Adtomize Inc.  On June 29, 2010, we underwent a change of control and on September 8, 2010, we affected a split of our authorized capital and our issued and outstanding common shares on an 80 for 1 basis. On March 3, 2011, we changed our name to Potash America, Inc., and began looking for opportunities to acquire exploration stage mineral properties. We maintain our business offices at 200 South Virginia Street, 8th Floor, Reno, Nevada, 89501 and our telephone number is (775) 398-3019.

Before we went through a change of control and business focus, we were engaged in the business of developing an online advertising brokerage service to bring together high traffic web site publishers with companies wishing to place ads on them in order to drive traffic to their own internet sites. Since our inception, we had been attempting to raise money to operate this business, but were not able to secure the funds necessary to do so. The lack of funds and the state of the economy prevented that from happening. As were unable to raise the capital necessary to develop and market the service, we searched for other business opportunities that would benefit our shareholders and allow us to raise capital and operate.

Current Business

Newfoundland Mineral Property

Shortly after changing our business focus to exploration stage properties, we identified an opportunity to acquire a Newfoundland mineral property from Habitants Minerals Ltd.  We entered into a letter of intent on March 15, 2011 with Habitants Minerals Ltd. (“Habitants”) with respect to an acquisition of an undivided 100% interest in certain unpatented mineral claims located in Western Newfoundland, Canada (the “Newfoundland Property”).

On June 6, 2011, we entered into and closed a property acquisition agreement with Habitants.  Pursuant to the terms of the agreement, we acquired the Newfoundland Property. Pursuant to the terms of the agreement, we agreed to provide the following payments to Habitants:

The aggregate consideration of $50,000 consisting of the following:

•

$30,000, which was previously provided to Habitants, and

•

the balance of $20,000, which was provided on the closing of the agreement.

An additional payment to continue holding this property was due on June 30, 2013 and we decided to abandon this project.  The mining claims have been fully impaired as of March 31, 2013.

Sodaville, Nevada Claims

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

Under the terms of the letter of intent our company and Ms. Diaz were required to enter into an option agreement on or before August 31, 2011.  Pursuant to the option agreement our company would be required advance $10,000 to Ms. Diaz to cover reimbursement on the 39 Sodaville Claims which would be deducted from the required payment of $210,000 to Ms. Diaz upon execution of the option agreement.

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

2.

$50,000 on July 1, 2012 (paid);

3.

$1,500,000, to be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

4.

2,500,000 shares of our company’s common stock based on the pro-rata interest in the claims and a total of 500,000 shares to those parties designated by the sellers on or before July 1st of 2012, 2013 and 2014 (1,000,000 shares issued);

We also agreed to pay a royalty of $10 per short ton of product produced from the Sodaville Claims and sold by our company.

We abandoned this project during the year ended March 31, 2013 and returned all rights back to the seller.  As such, the mining claims capitalized as part of this acquisition have been fully impaired as of March 31, 2013.

Our company has also located 48 unpatented lode mining claims (the “Additional Claims”) in the area in which the Sodaville Claims are located. These claims were written off as of March 31, 2013.

Credit Facility Agreements

On March 15, 2011, we entered into a credit facility agreement. The lender agreed to provide us with a line of credit in the amount of up to $200,000 wherein, within three business days after receipt of notice from us, the lender would advance amounts requested to our company. On June 22, 2011, the credit facility agreement was amended to increase the size of the line of credit to a total of $1,000,000.  We shall use the advances to fund working capital and general corporate activities.  Pursuant to the terms of the credit facility agreement, our company shall pay any outstanding amounts to the lender on demand. We may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 5% per annum.

On November 22, 2011, we entered into a second credit facility agreement in which the lender agreed to provide our company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the credit facility agreement, our company shall pay any outstanding amounts to the lender on demand. Our company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum.

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

Trace Elements Clay

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

Competition

The mineral exploration industry is highly competitive. We are a relatively new exploration stage company and have a weak competitive position in the industry. We compete with junior and senior mineral exploration companies, independent producers and institutional and individual investors who are actively seeking to acquire mineral exploration properties throughout the world together with the equipment, labor and materials required to operate on those properties. Competition for the acquisition of mineral exploration interests is intense with many mineral exploration leases or concessions available in a competitive bidding process in which we may lack the technological information or expertise available to other bidders.

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

Intellectual Property

We have established a website and maintain the domain www.potashamerica.com.  Our company also acquired eight domain names in conjunction with the proposed formation of a new division focusing on the use of its calcium-montmorillonite as an animal supplement. The domain names are as follows: traceelementsclay.com, traceelementsclay.net, tec-bovine.com, tec-bovine.net, tec-canine.com, tec-canine.net, tec-equine.com, tec-equine.net, tec-feline.com, tec-feline.net, tec-poultry.com, tec-poultry.net, tec-health.net, tec-soil.com, and tec-soil.net.  As of the year ended March 31, 2013, these domain names have been dropped.

Research and Development

We have not spent any amounts which have been classified as research and development activities in our financial statements since our inception.

Government Regulation

Any mineral properties that we may have will be subject to various Federal and Provincial laws and regulations in Canada which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or the Newfoundland Property with respect to the foregoing laws and regulations. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, on-going efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development, or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our property that would preclude the economic development or operation of property in Canada.

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

Employees

We have commenced only limited operations; therefore, we have no full-time employees. Our sole officer and director provides services to us on an as-needed basis. When we commence full operations, we will need to establish full-time management and administrative support staff. Our company intends to ‘contract-out’ many of these functions.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
March 31, 2013	$0.12	$0.05
December 31, 2012	$0.2459	$0.05
September 30, 2012	$0.35	$0.15
June 30, 2012	$1.05	$0.27
March 31, 2012	$0.96	$0.88
December 31, 2011	$0.96	$0.90
September 30, 2011	$0.99	$0.79
June 30, 2011	$1.25	$0.54

(1)

The first trade in our common stock occurred on June 2, 2010. There was no trading for the month of September, 2010.

As of June 28, 2013, there were 85 holders of record of our common stock. As of such date, 148,625,000 shares of our common stock were issued and outstanding.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Other than as disclosed herein, we did not sell any equity securities which were not registered under the Securities Act during the year ended March 31, 2013 that were not otherwise disclosed on our quarterly reports on Form 10-Q or our current reports on Form 8-K filed during the year ended March 31, 2013.

Equity Compensation Plan Information

On April 21, 2011, our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

Awards under our 2011 Stock Option Plan will vest as determined by our board of directors and as established in stock option agreements to be entered into between our company and each participant receiving an award.

Convertible Securities

As of March 31, 2013, we had outstanding options to purchase 1,375,000 shares of our common stock at $0.05 - $1.00 exercisable for three to five years through March 20, 2017.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended March 31, 2013.

Item 6.

Selected Financial Data

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our audited financial statements and the related notes for the years ended March 31, 2013 and March 31, 2012 that appear elsewhere in this annual report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this annual report.

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

Results of Operations

For the Years Ending March 31, 2013 and 2012

	Year Ended March 31
	2013		2012
Revenue	$	Nil	$	Nil
Operating Expenses		$1,492,708		$1,381,162
Loss from Operations		$(1,492,708)		$(1,381,162)

Expenses

Our operating expenses for the years ended March 31, 2013 and 2012 are outlined in the table below:

	Year Ended March 31
	2013	2012
Impairment of mining interest	$760,885	$0
Professional fees	$212,225	$98,512
Transfer agent and filing fees	$8,024	$15,098
Consulting	$82,396	$157,926
Web development	$4,167	$20,740
Stock compensation	$171,382	$969,171
Exploration costs	$176,855	$37,260
General and administrative	$76,774	$82,455
Total Operating Expenses	$1,492,708	$1,381,162

Operating expenses for year ended March 31, 2012 increased by 8.1% as compared to the comparative period in 2012 primarily as a result of increased professional fees, exploration costs and impairment of mining interest, which were offset by decreased consulting fees and stock compensation in fiscal 2013.

Revenue

We have not earned any revenues since our inception and we do not anticipate earning revenues in the upcoming quarter.

Equity Compensation

On April 21, 2011, our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

On April 21, 2011, Mr. Brass and Mr. Marcus were granted 300,000 stock options each exercisable at a price of $0.60 per share for a period of five years from the date of grant. The options were fully vested upon the resignations as a director on April 22, 2013.

Liquidity and Financial Condition

Working Capital
	At March 31, 2013	At March 31, 2012	Percentage Increase/ (Decrease)
Current Assets	$4,584	$143,742	(3,135.8)%
Current Liabilities	$1,719,631	$1,165,088	147.8%
Working Capital (Deficit)	$(1,715,047)	$(1,021,346)	168%

Cash Flows
	Year Ended March 31, 2013	Year Ended March 31, 2012
Net Cash used in Operating Activities	$(353,818)	$(412,846)
Net Cash used in Investing Activities	$(49,240)	$(515,645)
Net Cash Provided by Financing Activities	$334,000	$990,000
Increase (Decrease) in Cash During the Period	$(69,058)	$61,509

We estimate that our cash expenses over the next 12 months will be approximately $60,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
General and administrative	12 months	10,000
Total		55,000

Future Financings

We will require additional financing in order to enable us to proceed with our plan of operations, as discussed above, including approximately $60,000 over the next 12 months to pay for our ongoing expenses. These expenses include legal, accounting and audit fees as well as general and administrative expenses.  These cash requirements are in excess of our current cash and working capital resources. Accordingly, we will require additional financing in order to continue operations and to repay our liabilities. There is no assurance that any party will advance additional funds to us in order to enable us to sustain our plan of operations or to repay our liabilities.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of March 31, 2013.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of March 31, 2013, there were 1,375,000 stock options issued.

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

Item 8.

Financial Statements and Supplementary Data

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

MARCH 31, 2013

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

MARCH 31, 2013

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets as of March 31, 2013 and 2012

F-4

Statements of Operations for the years ended

March 31, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2013

F-5

Statement of Stockholders’ Equity (Deficit) as of March 31, 2013

F-6

Statements of Cash Flows for the years ended

March 31, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to March 31, 2013

F-7

Notes to the Financial Statements

F-8 - F-16

Silberstein Ungar, PLLC CPAs and Business Advisors

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Potash America, Inc.

Reno, Nevada

We have audited the accompanying balance sheets of Potash America, Inc. (the “Company”) as of March 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Potash America, Inc. as of March 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period from July 31, 2007 (Date of Inception) through March 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 14 to the financial statements, the Company has negative working capital, has not yet received revenue from sales of products or services, and has incurred losses from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 14. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC

Bingham Farms, Michigan

June 27, 2013

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

MARCH 31, 2013 AND 2012

ASSETS
	2013	2012
Current Assets
Cash and cash equivalents	$ 265	$ 69,323
Prepaid expenses	3,819	24,419
Deposits	500	50,000
Total Current Assets	4,584	143,742

Fixed Assets
Mining claim	0	515,645
Total Fixed Assets	0	515,645

Total Assets	$ 4,584	$ 659,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 22,284	$ 5,761
Deferred compensation	185,500	65,500
Accrued interest	102,347	28,327
Convertible line of credit, net of debt discount	710,000	0
Note payable – related party	0	35,500
Note payable	35,500	0
Line of credit	0	1,030,000
Line of credit – related party	664,000	0
Total Liabilities	1,719,631	1,165,088

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,625,000 and 147,665,000shares issued and outstanding	14,863	14,767
Additional paid in capital	1,786,478	1,233,927
Deferred stock compensation	(107,639)	(215,278)
Deficit accumulated during the exploration stage	(3,408,749)	(1,539,117)
Total Stockholders’ Deficit	(1,715,047)	(505,701)

Total Liabilities and Stockholders’ Deficit	$ 4,584	$ 659,387

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Year ended March 31, 2012	Period from July 31, 2007 (Inception) to March 31, 2013

REVENUE	$ 0	$ 0	$ 0

OPERATING EXPENSES
Impairment of mining interest	760,885	0	760,885
Professional fees	212,225	98,512	382,028
Transfer Agent and filing fees	8,024	15,098	47,033
Consulting	82,396	157,926	253,822
Web development	4,167	20,740	32,275
Stock-based compensation	171,382	969,171	1,140,553
Exploration costs	176,855	37,260	215,116
General and administrative	76,774	82,455	171,646
TOTAL OPERATING EXPENSES	1,492,708	1,381,162	3,003,358

LOSS FROM OPERATIONS	(1,492,708)	(1,381,162)	(3,003,358)

OTHER INCOME (EXPENSES)
Interest expense	(74,020)	(28,379)	(102,487)
Amortization of debt discount	(302,904)	0	(302,904)
TOTAL OTHER INCOME (EXPENSES)	(376,924)	(28,379)	(405,391)

NET LOSS PRIOR TO INCOME TAXES	(1,869,632)	(1,409,541)	(3,408,749)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (1,869,632)	$ (1,409,541)	$ (3,408,749)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,381,822	147,200,000

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2013

	Common Stock		Additional Paid in	Deferred Stock	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Compensation	Stage	Total

Inception, July 31, 2007	-	$ -	$ -	$ -	$ -	$ -

Shares issued to founders for cash	80,000,000	100	7,900	-	-	8,000

Shares issued for cash	67,200,000	84	41,916	-	-	42,000

Net loss for the period ended March 31, 2008	-	-	-	-	(14,180)	(14,180)

Balance, March 31, 2008	147,200,000	184	49,816	0	(14,180)	35,820

Net loss for the year ended March 31, 2009	-	-	-	-	(41,059)	(41,059)

Balance, March 31, 2009	147,200,000	184	49,816	0	(55,239)	(5,239)

Net loss for the year ended March 31, 2010	-	-	-	-	(18,805)	(18,805)

Balance, March 31, 2010	147,200,000	184	49,816	0	(74,044)	(24,044)

Forward stock split (80:1)	-	14,536	(14,536)	-	-	0

Forgiveness of shareholder debt	-	-	14,244	-	-	14,244

Net loss for the year ended March 31, 2011	-	-	-	-	(55,532)	(55,532)

Balance, March 31, 2011	147,200,000	14,720	49,524	0	(129,576)	(65,332)

Valuation of stock options	-	-	876,694	(215,278)	-	661,416

Shares issued for compensation	465,000	47	307,709	-	-	307,756

Net loss for the year ended March 31, 2012	-	-	-	-	(1,409,541)	(1,409,541)

Balance, March 31, 2012	147,665,000	14,767	1,233,927	(215,278)	(1,539,117)	(505,701)

Valuation of stock options	-	-	63,743	-	-	63,743

Intrinsic value of beneficial conversion feature of convertible line of credit	-	-	302,904	-	-	302,904

Vesting of deferred stock compensation	-	-	-	107,639	-	107,639

Shares issued for mineral properties	1,000,000	100	195,900	-	-	196,000

Repurchase and cancellation of stock	(40,000)	(4)	(9,996)	-	-	(10,000)

Net loss for the year ended March 31, 2013	-	-	-	-	(1,869,632)	(1,869,632)

Balance, March 31, 2013	148,625,000	$ 14,863	$ 1,786,478	$ (107,639)	$(3,408,749)	$(1,715,047)

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO MARCH 31, 2013

	Year ended March 31, 2013	Year ended March 31, 2013	Period from July 31, 2007 (Inception) to March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (1,869,632)	$ (1,409,541)	$ (3,408,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation (note 11)	171,382	969,172	1,140,554
Amortization of debt discount	302,904	0	302,904
Impairment of mining claims	760,885	0	760,885
Changes in assets and liabilities:
(Increase) decrease in prepaid expenses	20,600	(24,000)	(3,819)
(Increase) decrease in deposit	49,500	(20,000)	(500)
Increase in accrued expenses	16,523	(8,716)	22,284
Increase in accrued interest	74,020	28,239	102,347
Increase in deferred compensation	120,000	52,000	185,500
Net Cash Used in Operating Activities	(353,818)	(412,846)	(898,594)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	(49,240)	(515,645)	(564,885)
Net Cash Used in Investing Activities	(49,240)	(515,645)	(564,885)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable – related parties	-	-	49,744
Proceeds from (payments on) lines of credit	(366,000)	990,000	664,000
Proceeds from line of credit - convertible	710,000	-	710,000
Proceeds from sale of stock	0	-	50,000
Purchase of treasury stock	(10,000)	-	(10,000)
Net Cash Provided by Financing Activities	334,000	990,000	1,463,744

NET INCREASE (DECREASE) IN CASH	(69,058)	61,509	265

Cash, beginning balance	69,323	7,814	0

Cash, ending balance	$ 265	$ 69,323	$ 265

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ 0	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0	$ 0
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ 0	$ 0	$ 14,244
Stock options recorded as deferred stock compensation	$ 0	$ 215,278	$ 215,278
Issuance of common stock to acquire mineral properties	$ 196,000	$ 0	$ 196,000
Intrinsic value of beneficial conversion feature of convertible line of credit	$ 302,904	$ 0	$ 302,904

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 1 – NATURE OF OPERATIONS

Potash America, Inc. (“the Company” or “PTAM”), was incorporated in the state of Nevada on July 31, 2007. PTAM’s primary focus is the development of fertilizer and agri-business assets. Such assets may include Potash, Montmorillonite, Bentonite and Gypsum. The Company seeks to acquire known deposits whose economic value has recently changed with market pricing levels, and develop these assets into agri-products.

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

Reclassifications

Certain accounts and financial statement captions in the prior periods have been reclassified to conform to the current period financial statements.

Financial Instrument

The Company's financial instrument consists of cash, prepaid expenses, deposits, accounts payable and accrued expenses, deferred compensation, accrued interest, convertible line of credit, note payable, and a line of credit due to a related party.

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At March 31, 2013 and 2012, respectively, the Company had $265 and $69,323 of cash.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising

The Company expenses advertising costs as incurred.  As of March 31, 2013 and 2012, respectively, the Company expensed $10,937 and $25,806 in marketing and website development and maintenance of its site.

Mineral Properties Costs

Mineral exploration and development costs are accounted for using the successful efforts method of accounting.

Property acquisition costs - Mineral property acquisition costs are capitalized as mineral exploration properties.  Upon achievement of all conditions necessary for reserves to be classified as proved, the associated acquisition costs are reclassified to prove properties

Exploration costs - Geological and geophysical costs and the costs of carrying and retaining undeveloped properties are expensed as incurred.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of March 31, 2013, there were 1,375,000 stock options issued.

Recent Accounting Pronouncements

PTAM does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses consisted of $3,819 of insurance as of March 31, 2013 and will be expensed during the subsequent year.  Prepaid expenses of $24,419 consisted of $9,190 of insurance, $15,030 of legal fees and $199 for rent as of March 31, 2012.  The amounts were fully expensed during the year ended March 31, 2013.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 4 – DEPOSITS

On March 20, 2012, the Company agreed to pay $120,850 for exploration expense requiring a $50,000 deposit upon execution of the contract. Drilling started on June 1, 2012, later than expected, due to the driller’s equipment issues.  Drilling ended on June 18, 2012. At that time, the deposit was expensed.  The $500 deposit at March 31, 2013 represents a security deposit the Company had paid to rent housing near a mineral property.  The deposit will be expensed in the quarter ended June 30, 2013.

NOTE 5 – MINING CLAIMS

On June 6, 2011, the Company entered into and closed a property acquisition agreement with Habitants Minerals Ltd.  Pursuant to the terms of the agreement, PTAM acquired an undivided 100% interest in certain unpatented mining claims located in Western Newfoundland, Canada. Pursuant to the terms of the agreement, the Company agreed to provide the following payments to Habitants:

The aggregate consideration of $50,000 consisting of the following:

•

$30,000 which was previously provided to Habitants, and

•

$20,000 which was provided on the closing of the agreement.

An additional payment to continue holding this property was due on June 30, 2013 and the Company decided to abandon this project.  The mining claims have been fully impaired as of March 31, 2013.

On August 31, 2011, the Company entered into a purchase and sale agreement with Ms. Kim Diaz and Sonseeahry related to the acquisition of the 100% interest in the Sodaville Claims. Under the terms of the purchase and sale agreement the Company issued a pre-closing advance of $200,000 (paid on August 29, 2011).

As additional consideration the Company will pay compensation as follows:

1.

$200,000 on November 31, 2011 (paid);

2.

$50,000 on July 1, 2012 (paid);

3.

$1,500,000, which will be paid in equal payments of $500,000 on or before January 1st of 2013, 2014 and 2015;

4.

2,500,000 shares of our company’s common stock based on the pro-rata interest in the claims and an additional 500,000 shares to those parties designated by the sellers on or before July 1st of 2012, 2013 and 2014; (1,000,000 shares issued)

The Company also agreed to pay a royalty of $10 per short ton of product produced from the Sodaville Claims and sold by our company.

The Company abandoned this project during the year ended March 31, 2013 and returned all rights back to the seller.  As such, the mining claims capitalized as part of this acquisition have been fully impaired as of March 31, 2013.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consisted of the following as of March 31, 2013 and 2012:

	2013	2012
Accounting fees	$ 2,048	$ 0
Audit fees	13,000	0
Legal fees	6,536	5,588
Filing fees	200	173
Administrative expenses	500	0
Total accrued expenses	$ 22,284	$ 5,761

NOTE 7 – CONVERTIBLE LINE OF CREDIT

On April 12, 2012, the Company entered into a $1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue up to 1,250,000 Units when the exercise provision is enacted. The Company determined the intrinsic value of the beneficial conversion feature on each draw date by valuing the warrants using the Black-Scholes Option Pricing Model and then allocating the $0.80 conversion price of each unit between the stock and warrants.  The warrants were valued using the following assumptions on each draw date: stock price at grant date - $0.23-$0.89, exercise price - $1.50, expected life – 5 years, volatility – 126%-130%, risk-free rate - .70%-.86%.  The total intrinsic value of the beneficial conversion feature of the draws was determined to be $302,904 and was amortized in full as of March 31, 2013. The line of credit was drawn to $710,000 as of March 31, 2013. Accrued interest related to the line of credit was $29,179 as of March 31, 2013.

NOTE 8 – NOTE PAYABLE

A former shareholder and director of the Company advanced funds at various times since inception in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the former shareholder and director was $35,500 as of March 31, 2013.

NOTE 9 – LINE OF CREDIT – RELATED PARTY

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $664,000 as of March 31, 2013.  Interest expense related to the line of credit was $51,922 as of March 31, 2013. During the year ended March 31, 2013, control of the Company was acquired by the person who also controls the company that has issued this line of credit.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 10 – LINE OF CREDIT

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $400,000 as of March 31, 2012. During the year ended March 31, 2013, the balance was repaid and the amount due at March 31, 2013 was $0.  Accrued interest related to the line of credit was $21,246 as of March 31, 2013 and has not been paid.

NOTE 11 – RELATED PARTY TRANSACTIONS

On November 7, 2011, the Company entered into an employment agreement with Barry Wattenberg, our former president, chief executive officer, chief financial officer, secretary, treasurer and a member of our board of directors.  The employment agreement became effective on December 1, 2011.

NOTE 11 – RELATED PARTY TRANSACTIONS (CONTINUED)

Pursuant to the terms of the employment agreement Mr. Wattenberg was receiving a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to the Company and half to Mr. Wattenberg’s estate. The Company shall also reimburse all reasonable and necessary business expenses incurred by Mr. Wattenberg in performance of his duties. When established, the company will compensate Mr. Wattenberg with group health insurance benefits and will allow for standard executive benefits such as vacation, holidays, sick leave and the granting of stock options when deemed appropriate by the Company.

The total amounts of $185,500 and $65,500 as of March 31, 2013 and 2012, respectively, have been recorded as deferred compensation.

Barry Wattenberg has concurrently resigned as a director, Chairman, President and Treasurer of the Registrant, effective March 22, 2013.

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $664,000 as of March 31, 2013.  Interest expense related to the line of credit was $51,922 as of March 31, 2013. During the year ended March 31, 2013, control of the Company was acquired by the person who also controls the company that has issued this line of credit. See Note 9.

NOTE 12 – CAPITAL STOCK

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

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 12 – CAPITAL STOCK (CONTINUED)

Effective September 8, 2010 the Company increased the authorized shares of common stock from 100,000,000 to 200,000,000 and enacted a forward stock split of 80 to 1. All share and per share data has been adjusted to reflect such stock split.

In May 2011 the Company issued 150,000 common shares in lieu of compensation along with stock options.

On November 10, 2011, the Company issued 25,000 shares of common stock as compensation for a finder’s fee related to the Sodaville, Nevada property.

On December 31, 2011, the Company issued an aggregate of 190,000 restricted shares to our directors, advisors and consultants for the Company.

On March 20, 2012, the Company issued an aggregate of 100,000 restricted shares in lieu of compensation along with stock options.

On April 11, 2013, the Company purchased 40,000 shares back from an investor for a total payment of $10,000.  The shares were subsequently cancelled and retired on May 2, 2012.

On June 30, 2012, the Company issued 1,000,000 restricted shares of our common stock at a value of $196,000 in connection with the acquisition of mineral properties. (See note 5 for further details).

Stock-based compensation expense related to option grants for the year ended March 31, 2013 was $171,382.

There were 148,625,000 shares of common stock issued and outstanding as of March 31, 2013.

As of March 31, 2013, the Company has no warrants outstanding. There are 1,375,000 stock options outstanding.

Stock options

The Company uses the Black-Scholes Option Pricing Method to value all stock options granted.

In April 2011, the Company issued 600,000 stock options to directors of the Company per the Stock Option Plan with an exercise price of $0.60 per share for a 5 year term.

In May 2011, the Company entered into a consulting agreement which granted a total of 50,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In July 2011, the Company entered into a consulting agreement which granted a total of 75,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In August 2011, the Company entered into a consulting agreement which granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

In October 2011, the Company entered into a consulting agreement which granted a total of 35,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $0.94 per share for a 5 year term.

In November 2011, the Company entered into a consulting agreement which granted a total of 25,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 12 – CAPITAL STOCK (CONTINUED)

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

In March 2012, the Company entered into two consulting agreements which granted a total of 200,000 stock options per the Company’s Stock Option Plan. All these stock options are exercisable at $1.00 per share for a 5 year term.

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

In October 2012, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of 5% above market price ($0.26) per share for a 5 year term.

In January 2013, the Company issued 35,000 stock options to advisors and consultants of the Company per the Stock Option Plan with an exercise price of 5% above market price ($0.05) per share for a 5 year term.

Stock-based compensation expense for the year ended March 31, 2013 was $171,382.

The following table summarizes information about stock options as of March 31, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding, March 31, 2012	1,185,000	$0.80
Options granted	190,000	0.56
Options expired	-	-
Options cancelled	-	-
Outstanding, March 31, 2013	1,375,000	$0.76
Exercisable, March 31, 2013	1,375,000	$0.76

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 12 – CAPITAL STOCK (CONTINUED)

The following table summarizes information about stock options granted to consultants, advisors, investors and board members as of March 31, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.05 to 1.00	1,375,000	$0.76	3.54	1,375,000	$0.76

NOTE 13 – INCOME TAXES

For the year ended March 31, 2013, the Company has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $3,408,749 at March 31, 2013 and will expire beginning in the year 2028.

The provision for Federal income tax consists of the following for the years ended March 31:

	2013	2012
Federal income tax benefit attributable to:
Current operations	$ 635,675	$ 479,244
Less: valuation allowance	(635,675)	(479,244)
Net provision for Federal income taxes	$ 0	$ 0

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows at March 31:

	2013	2012
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,158,975	$ 523,300
Less: valuation allowance	(1,158,975)	(523,300)
Net deferred tax asset	$ 0	$ 0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,408,749 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 14 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. The Company has negative working capital, no established source of revenue and significant losses since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2013

NOTE 15 – SUBSEQUENT EVENTS

Effective April 22, 2013, Norman Marcus and Alan Brass have each resigned as a director of the Company.

Effective May 15, 2013, Roger Haskins and Peter Shaumberg have each resigned as advisors of the Company. They have both waived their rights for any compensation earned subsequent to March 31, 2013.

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to March 31, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those discussed above.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There were no disagreements with our accountants related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and subsequent interim periods.

Item 9A.

Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013.

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

As of March 31, 2013, our principal executive officer, principal financial officer and principal accounting officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of March 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2014. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2014.

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

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

All directors of our company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Matthew Markin	Chairman, President and Director	47	March 18, 2013

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Matthew Markin

Matthew Markin has been Chairman, President and a director of our company since March 22, 2013.

Mr. Markin has served as president of The Markin Group of Companies in Los Angeles, California, whereby he consults to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions, and related matters.  He is currently President, Secretary, Treasurer and Chief Exeuctive Officer of US Tungsten Corp.

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

Audit Committee and Charter

Currently our audit committee consists of Matthew Markin, who is not an independent director.  We will appoint a two more members to the audit committee when suitable independent directors are appointed to our board of directors.

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

Advisory Board

We have established an advisory board to assist in the exploration, development and commercialization of fertilizer-oriented projects.  Our advisory board members are Jeff Adams and James Leonard.

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

Item 11.

Executive Compensation

The particulars of the compensation paid to the following persons:

•

our principal executive officer;

•

our principal financial officer;

•

each of our three most highly compensated executive officers who were serving as executive officers at the end of the years ended March 31, 2013 and 2012; and

•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the years ended March 31, 2013 and 2012, who we will collectively refer to as the named executive officers of our company, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officers, whose total compensation did not exceed US$100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Wattenberg(1) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	◆ 30,000 23,500	Nil Nil Nil	◆ 30,000 23,500
Alan B. Brass(2) Former Director	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640
Norman Marcus(3) Former Director	2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640

(1)

Mr. Wattenberg resigned as president, chief executive officer, chief financial officer, secretary, treasurer and director of our company on March 22, 2013.

(2)

Mr. Brass resigned as a director of our company on April 22, 2013.

(3)

Mr. Marcus resigned as a director of our company on April 22, 2013.

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

On November 7, 2011, we entered into an employment agreement with Barry Wattenberg, which became effective on December 1, 2011.  Pursuant to the terms of the employment agreement, Mr. Wattenberg was to receive a base salary of $10,000 per month, payments of which will accrue, and a key man life insurance policy of $1,000,000 payable half to our company and half to Mr. Wattenberg’s estate.  Our company agreed to reimburse all reasonable and necessary business expenses incurred by Mr. Wattenberg in performance of his duties.  This employment agreement terminated upon Mr. Wattenberg’s resignation as a director and officer on March 22nd, 2013.

Stock Option Plan

On April 21, 2011, our directors approved the adoption of the 2011 Stock Option Plan which permits our company to issue up to 3,000,000 shares of our common stock to directors, officers, employees and consultants of our company upon the exercise of stock options granted under the 2011 Stock Option Plan.

2011 Grants of Plan-Based Awards

On April 21, 2011, Alan B. Brass and Norman Marcus were granted 300,000 stock options each exercisable at a price of $0.60 per share for a period of five years from the date of grant. The vesting schedule for the stock options is 100,000 options upon execution of the Stock Option Agreement of April 21, 2011; 100,000 options on the first anniversary (April 21, 2012) and 100,000 options on the second anniversary (April 21, 2013).   Mr. Brass and Mr. Marcus both resigned as a director of the Company effective April 22, 2013.

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

(1)

Alan B. Brass resigned as a director of our company on April 22, 2013.

(2)

Norman Marcus resigned as a director of our company on April 22, 2013.

Option Exercises and Stock Vested

During our fiscal year ended March 31, 2013, there were no options exercised by our named officers.

Compensation of Directors

Other than as set out below, we do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We entered into director association agreements with Mr. Brass and Mr. Marcus on April 21, 2011, pursuant to which Mr. Brass and Mr. Marcus were paid $500 each per board of directors meeting attended they were reimbursed for all reasonable expenses related to their physical attendance at the annual general meeting; in addition to their respective director’s fees. The director association agreements also grant stock options to Mr. Brass and Mr. Marcus as set out above. The term of the agreements was effective April 21, 2011 and terminated upon their resignations as of April 22, 2013.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of June 28, 2013, certain information with respect to the beneficial ownership of our common shares by each shareholder known by us to be the beneficial owner of more than 5% of our common shares, as well as by each of our current directors and executive officers as a group. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Matthew Markin c/o Potash America, Inc. 200 S. Virginia Street, 8th Floor Reno, Nevada 89501	80,000,000 Common	54.19%
Directors and Officers as a Group	80,000,000 common	54.19%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on June 28, 2013.  As of June 28, 2013, there were 148,625,000 shares of our company’s common stock issued and outstanding.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended March 31, 2013, in which the amount involved in the transaction exceeded or exceeds the lesser of US$120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

Director Independence

We have one director, being Matthew Markin, who is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Currently our audit committee consists of Matthew Markin. We currently do not have a compensation committee or nominating committee or committees performing similar functions. There has not been any defined policy or procedure requirements for shareholders to submit recommendations or nomination for directors.

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

Item 14.

Principal Accounting Fees and Services

The aggregate fees billed for the most recently completed fiscal year ended March 31, 2013 and for the fiscal year ended March 31, 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	March 31, 2013 $	March 31, 2012 $
Audit Fees	19,300	14,500
Audit Related Fees	Nil	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	19,300	14,500

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

(b)

Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010)
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011)
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011)
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.4	Director’s Association Agreement between our company and Alan B. Brass dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.5	Director’s Association Agreement between our company and Norman Marcus dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.6	Stock Option Agreement between our company and Alan B. Brass dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.7	Stock Option Agreement between our company and Norman Marcus dated April 21, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.8	Property Acquisition Agreement between our company and Habitants Minerals Ltd. dated June 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011)
10.10	Employment Agreement effective December 1, 2011 between our company and Barry Wattenberg (incorporated by reference to our Current Report on Form 8-K filed on November 18, 2011)
10.11	Letter of Credit dated March 27, 2012 (incorporated by reference to our Current Report on Form 8-K filed on April 17, 2012)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Matthew Markin (principal executive officer, principal financial officer and principal accounting officer)
(32)	Section 1350 Certifications
32.1*	Section 906 Certifications under Sarbanes-Oxley Act of 2002 of Matthew Markin (principal executive officer, principal financial officer and principal accounting officer)
101**	Interactive Data File (Form 10-K for the year ended March 31, 2013 furnished in XBRL)
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

POTASH AMERICA, INC.
(Registrant)
Dated: July 8, 2013	/s/ Matthew Markin
Matthew Markin
President, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 8, 2013	/s/ Matthew Markin
Matthew Markin
President, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

27