Form 10-K/A
period 2013-03-31
POTASH AMERICA, INC.
filed 2013-07-10
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	March 31, 2013
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	[ ] to [ ]
Commission file number	333-150775

POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)

Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2234 North Federal Highway, Suite 396, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:	(310) 500-5093

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
N/A	N/A

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

General Overview

We were incorporated in the state of Nevada on July 31, 2007 as Adtomize Inc.  On June 29, 2010, we underwent a change of control and on September 8, 2010, we affected a split of our authorized capital and our issued and outstanding common shares on an 80 for 1 basis. On March 3, 2011, we changed our name to Potash America, Inc., and began looking for opportunities to acquire exploration stage mineral properties. We maintain our business offices at 2234 North Federal Highway, Suite 396, Boca Raton, FL, 33431 and our telephone number is (310) 500-5093.

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

Item 2.

Properties

We currently rent an office totaling approximately 300 square feet in area for which we pay $199 per month. Our office is located at 2234 North Federal Highway, Suite 396, Boca Raton, FL, 33431 and our telephone number is (310) 500-5093. Our company deems this to be satisfactory at this time.

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

Our Code of Business Conduct and Ethics was filed with the Securities and Exchange Commission as Exhibit 14.1 to our Current Report on Form 8-K filed on June 17, 2011. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Potash America Inc., 2234 North Federal Highway, Suite 396, Boca Raton, FL 33431.

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

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Barry Wattenberg(1) Former President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	120,000 30,000 23,500	Nil Nil Nil	120,000 30,000 23,500
Alan B. Brass(2) Former Director	2013 2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640
Norman Marcus(3) Former Director	2012 2011	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil 107,640

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

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Matthew Markin c/o Potash America, Inc. 2234 North Federal Highway, Suite 396 Boca Raton, FL 33431	80,000,000 Common	54.19%
Directors and Officers as a Group	80,000,000 common	54.19%

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

POTASH AMERICA, INC.
(Registrant)
Dated: July 9, 2013	/s/ Matthew Markin
Matthew Markin
President, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: July 9, 2013	/s/ Matthew Markin
Matthew Markin
President, Chairman and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

27