Form 10-Q
period 2013-06-30
POTASH AMERICA, INC.
filed 2013-08-14
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended			June 30, 2013
or
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from			to
Commission File Number			333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada				41-2247537
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)
2234 North Federal Way, Suite 396, Boca Raton, Florida				33431
(Address of principal executive offices)				(Zip Code)
561-314-8700
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
148,625,000 common shares issued and outstanding as of August 10, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the three months ended June 30, 2013 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

JUNE 30, 2013

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

JUNE 30, 2013

Balance Sheets (Unaudited) as of

June 30, 2013 and March 31, 2013

F-1

Statements of Operations (Unaudited) for the three months ended

June 30, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2013

F-2

Statements of Cash Flows (Unaudited) for the three months ended

June 30, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to June 30, 2013

F-3

Notes to the Financial Statements

F-4 - F-13

POTASH AMERICA, INC.

 (AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF JUNE 30, 2013 AND MARCH 31, 2013

ASSETS
	June 30,	March 31,
	2013	2013

Current Assets
Cash and cash equivalents	$ 142	$ 265
Prepaid expenses	1,910	3,819
Deposits	500	500
Total Current Assets	2,552	4,584

Total Assets	$ 2,552	$ 4,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 11,139	$ 22,284
Deferred compensation	185,500	185,500
Accrued interest	119,475	102,347
Note payable	35,500	35,500
Notes payable – related parties	16,121	-
Convertible line of credit, net of debt discount	710,000	710,000
Line of credit – related party	664,000	664,000
Total Liabilities	1,741,735	1,719,631

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,625,000 shares issued and outstanding	14,863	14,863
Additional paid in capital	1,678,839	1,786,478
Deferred stock compensation	-	(107,639)
Deficit accumulated during the exploration stage	(3,432,885)	(3,408,749)
Total Stockholders’ Deficit	(1,739,183)	(1,715,047)

Total Liabilities and Stockholders’ Deficit	$ 2,552	$ 4,584

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended		Period from July 31, 2007 (Inception) to
	June 30,		June 30,
	2013	2012	2013
		(Restated)

REVENUE	$ -	$ -	$ -

OPERATING EXPENSES
Impairment of mining interest	-	-	760,885
Professional fees	4,674	55,409	386,702
Transfer agent and filing fees	300	1,372	47,333
Consulting	-	41,715	253,822
Web development	-	1,175	32,275
Stock compensation (note 11)	-	149,055	1,140,553
Exploration costs	(81)	106,183	215,035
General and administrative	2,115	16,269	173,761
TOTAL OPERATING EXPENSES	7,008	371,178	3,010,366

LOSS FROM OPERATIONS	(7,008)	(371,178)	(3,010,366)

OTHER INCOME (EXPENSES)
Interest expense	(17,128)	(22,310)	(119,615)
Derivative expense	-	(108,624)	-
Change in derivative	-	(14,208)	-
Amortization of debt discount	-	(160,898)	(302,904)
TOTAL OTHER INCOME (EXPENSES)	(17,128)	(306,040)	(422,519)

NET LOSS PRIOR TO INCOME TAXES	(24,136)	(677,218)	(3,432,885)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (24,136)	$ (677,218)	$ (3,432,885)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,625,000	147,675,989

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

 (AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO JUNE 30, 2013

	Three Months Ended		Period from July 31, 2007 (Inception) to
	June 30,		June 30,
	2013	2012	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (24,136)	$ (677,218)	$ (3,432,885)
Stock-based compensation (note 11)	-	149,055	1,140,554
Derivative expense	-	108,624	-
Change in derivative	-	14,208	-
Amortization of debt discount	-	160,898	302,904
Impairment of mining claims	-	-	760,885
Changes in assets and liabilities:
(Increase) in prepaid expenses	1,909	(8,536)	(1,910)
(Increase) in deposit	-	(500)	(500)
Increase (decrease) in accrued expenses	(11,145)	380	11,139
Increase in accrued interest	17,128	22,310	119,475
Increase in deferred compensation	-	30,000	185,500
Net Cash Used in Operating Activities	(16,244)	(200,779)	(914,838)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	-	-	(564,885)
Net Cash Used in Investing Activities	-	-	(564,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	49,744
Proceeds from notes payable – related parties	16,121	-	16,121
Proceeds from (payments on) line of credit	-	(200,000)	664,000
Proceeds from line of credit - convertible	-	500,000	710,000
Proceeds from sale of stock	-	-	50,000
Purchase of treasury stock	-	(10,000)	(10,000)
Net Cash Provided by Financing Activities	16,121	290,000	1,479,865
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123)	89,221	142
Cash and cash equivalents, beginning balance	265	69,323	-
Cash and cash equivalents, ending balance	$ 142	$ 158,544	$ 142
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock option recorded as deferred stock compensation	$ -	$ 107,639	$ 215,777
Issuance of common stock to acquire mineral properties	$ -	$ 196,000	$ 196,000
Intrinsic value of beneficial conversion feature of convertible line of credit	$ -	$ 160,898	$ 302,904

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2013. The interim results for the period ended June 30, 2013 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

Income Taxes

Income taxes are computed using the asset and liability method.  Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.  A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At June 30, 2013 and March 31, 2013, respectively, the Company had $142 and $265 of cash.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising

The Company expenses advertising costs as incurred.  As of June 30, 2013 and 2012, respectively, the Company expensed $0 and $3,075 in marketing and website development and maintenance of its site.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of June 30, 2013, there were 1,375,000 stock options issued.

Recent Accounting Pronouncements

PTAM does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – MINING CLAIMS

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

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of $1,910 of prepaid insurance.

NOTE 5 – DEPOSITS

The current deposits of $500 consist of a rent deposit near the mining site.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses and liabilities consisted of the following as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Accounting fees	$ 3,345	$ 2,048
Audit fees	-	13,000
Legal fees	7,698	6,536
Filing fees	96	200
Administrative expense	-	500
Total accrued expenses	$ 11,139	$ 22,284

NOTE 7 – NOTES PAYABLE

A former shareholder and director of the Company advanced funds at various times since inception in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the former shareholder and director was $35,500 as of June 30, 2013.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

The current shareholder and director of the Company advanced funds at various times to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $16,121 as of June 30, 2013.

NOTE 10 – LINE OF CREDIT – RELATED PARTY

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $664,000 as of March 31, 2013.  Interest expense related to the line of credit was $60,200 as of June 30, 2013. During the year ended March 31, 2013, control of the Company was acquired by the person who also controls the company that has issued this line of credit.

NOTE 11 – LINE OF CREDIT

On November 22, 2011, the Company entered into a second Credit Facility Agreement in which the lender agreed to provide the Company with a line of credit in the amount of up to $500,000. Pursuant to the terms of the Credit Facility Agreement, the Company shall pay any outstanding amounts to the lender on demand. The Company may also repay the loan and accrued interest at any time without penalty. Amounts outstanding shall bear interest at the rate of 10% per annum. The line of credit was drawn to $400,000 as of March 31, 2012. During the year ended March 31, 2013, the balance was repaid and the amount due at March 31, 2013 was $0.  Accrued interest related to the line of credit was $21,246 as of June 30, 2013 and has not been paid.

NOTE 12 – CONVERTIBLE LINE OF CREDIT

On April 12, 2012, the Company entered into a $1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue up to 1,250,000 Units when the exercise provision is enacted. The Company determined the intrinsic value of the beneficial conversion feature on each draw date by valuing the warrants using the Black-Scholes Option Pricing Model and then allocating the $0.80 conversion price of each unit between the stock and warrants.  The warrants were valued using the following assumptions on each draw date: stock price at grant date - $0.23-$0.89, exercise price - $1.50, expected life – 5 years, volatility – 126%-130%, risk-free rate - .70%-.86%.  The total intrinsic value of the beneficial conversion feature of the draws was determined to be $302,904 and was amortized in full as of March 31, 2013. The line of credit was drawn to $710,000 as of March 31, 2013. Accrued interest related to the line of credit was $38,029 as of June 30, 2013.

NOTE 13 – RELATED PARTY TRANSACTIONS

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

The total amount of $185,500 as of June 30, 2013 and March 31, 2013, respectively, have been recorded as deferred compensation.

Barry Wattenberg resigned as a director, Chairman, President and Treasurer of the Registrant, effective March 22, 2013.

NOTE 14 – CAPITAL STOCK

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

On April 11, 2012, the Company purchased 40,000 shares back from an investor for a total payment of $10,000.  The shares were subsequently cancelled and retired on May 2, 2012.

On June 30, 2012, the Company issued 1,000,000 restricted shares of our common stock at a value of $196,000 in connection with the acquisition of mineral properties. (See note 5 for further details).

Stock-based compensation expense related to option grants for the period ended June 30, 2013 was $171,382.

There were 148,625,000 shares of common stock issued and outstanding as of June 30, 2013.

As of June 30, 2013, the Company has no warrants outstanding. There are 1,375,000 stock options outstanding.

Stock options

The Company uses the Black-Scholes Option Pricing Method to value all stock options granted.

NOTE 14 – CAPITAL STOCK (CONTINUED)

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

NOTE 14 – CAPITAL STOCK (CONTINUED)

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

The following table summarizes information about stock options as of June 30, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding, March 31, 2013	1,375,000	$0.76
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Outstanding, June 30, 2013	1,375,000	$0.76
Exercisable, June 30, 2013	1,375,000	$0.76

The following table summarizes information about stock options granted to consultants, advisors, investors and board members as of June 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.05 to 1.00	1,375,000	$0.76	3.29	1,375,000	$0.76

NOTE 15 – RESTATEMENT

The Company has recorded the intrinsic value of the convertible note payable in the 10K ending March 31, 2013. The Company is allocating the cost to the correct quarterly periods in the fiscal year ended March 31, 2013. The corrected balances and the previously stated balances for the three months ended June 30, 2012 is shown below.

NOTE 15 – RESTATEMENT (CONTINUED)

The following are the previously stated and corrected balances for the three months ended June 30, 2012:

June 30,2012 Financial Statement	Line Item	Corrected	Previously Stated
Income Statement	Derivative expense	(108,624)	0
Income Statement	Change in derivative	(14,208)	0
Income Statement	Amortization of debt discount	(160,898)	0
Income Statement	Total Other Income (Expenses)	(306,040)	(22,310)
Income Statement	Net Loss	(677,218)	(393,488)
Cash Flows	Net Loss	(677,218)	(393,488)
Cash Flows	Derivative expense	108,624	0
Cash Flows	Change in derivative	14,208	0
Cash Flows	Amortization of debt discount	160,898	0

NOTE 16 – INCOME TAXES

The provision for Federal income tax consists of the following for the three months ended June 30, 2013 and March 31, 2013:

	June 30, 2013	June 30, 2012
Federal income tax benefit attributable to:
Current operations	$ 8,206	$ 230,254
Less: valuation allowance	(8,206)	(230,254)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of June 30, 2013 and March 31, 2013:

	June 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,167,181	$ 1,158,975
Less: valuation allowance	(1,167,181)	(1,158,975)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,432,885 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 17 – GOING CONCERN

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

NOTE 18 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to June 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three month periods ended June 30, 2013 and 2012.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

Our operating results for the three month periods ended June 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

		Three Month Period Ended June 30, 2013		Three Month Period Ended June 30, 2012		Change Between Three Month Periods Ended June 30, 2013 and June 30, 2012
Revenue	$	Nil	$	Nil	$	Nil
Impairment of mining interest	$	Nil	$	Nil	$	Nil
Professional fees		$4,674		$55,409		$(50,735)
Transfer agent and filing fees		$300		$1,372		$(1,072)
Consulting fees	$	Nil		$41,715		$(41,715)
Web development	$	Nil		$1,175		$(1,175)
Stock compensation	$	Nil		$149,055		$(149,055)
Exploration costs		$(81)		$106,183		$(106,264)
General and administrative		$2,115		$16,269		$(14,154)
Interest Expense		$17,128		$22,310		$(5,182)

Derivative expense	$	Nil		$108,624		$(108,624)
Change in derivative	$	Nil		$14,208		$(14,208)
Amortization of debt discount	$	Nil		$160,898		$(160,898)
Net loss		$(24,136)		$(677,218)		$653,082

Our expenses decreased during the three month period ended June 30, 2013 compared to the same period in 2012 primarily as a result of decreases in impairment on mining interest, professional fees, exploration costs, interest expenses, derivative expense, change in derivative expense, and amortization of debt discount.

Liquidity and Financial Condition

Working Capital

	At June 30, 2013 $	At March 31, 2013 $	Change Between March 31, 2013 and June 30, 2013 $
Current Assets	$2,552	$4,584	$(2,032)
Current Liabilities	$1,741,735	$1,719,631	$22,104
Working Capital / (Deficit)	$(1,739,183)	$(1,715,047)	$(24,136)

Cash Flows

	Three Months Ended June 30, 2013 $		Three Months Ended June 30, 2012 $		Period from Inception (July 31, 2007) to June 30, 2013 $
Cash Flows (used in) Operating Activities		$(16,244)		$(200,779)	$(914,838)
Cash Flows (used in) Investing Activities	$	Nil	$	Nil	$(564,885)
Cash Flows provided by Financing Activities		$16,121		$290,000	$1,479,865
Net Increase (Decrease) in Cash During Period		$(123)		$89,221	$142

As of June 30, 2013, our total current assets were $2,552 and our total liabilities were $1,741,735 and we had a working capital deficit of $1,739,183. Our unaudited financial statements report a net loss of $24,136 for the three months ended June 30, 2013 compared to a net loss of $677,218 for the same period in 2012 and a net loss of $3,432,885 for the period from July 31, 2007 (inception) to June 30, 2013.

We estimate that our cash expenses over the next 12 months will be approximately $60,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources.

Specifically, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Description	Target completion date or period	Estimated expenses ($)
Legal and accounting fees	12 months	50,000
General and administrative	12 months	10,000
Total		60,000

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of June 30, 2013.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of June 30, 2013, there were 1,375,000 stock options issued.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mining Safety Disclosure

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form S-1 filed on May 9, 2008)
3.2	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on September 10, 2010).
3.3.	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on March 7, 2011)
(10)	Material Contracts
10.1	Credit Facility Agreement dated March 2011 (incorporated by reference to our Current Report on Form 8-K filed on March 17, 2011)
10.2	2011 Stock Option Plan (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.3	Form of Stock Option Agreement (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.4	Director’s Association Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.5	Director’s Association Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.6	Stock Option Agreement between our company and Alan B. Brass (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.7	Stock Option Agreement between our company and Norman Marcus (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2011)
10.8	Property Acquisition Agreement dated June 6, 2011 between our company and Habitants Minerals Ltd. (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
10.9	Purchase and Sale Agreement dated August 31, 2011 between our company and Kim Diaz and Sonseeahray Diaz (incorporated by reference to our Current Report on Form 8-K filed on September 12, 2011)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference to our Current Report on Form 8-K filed on June 17, 2011)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Matthew Markin (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
(32)	Section 1350 Certifications
32.1*	Section 302 Certification under the Sarbanes-Oxley Act of 2002 of Matthew Markin (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
101**	Interactive Data File
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

Dated: August 14, 2013
Matthew Markin
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)