Form 10-Q
period 2013-09-30
POTASH AMERICA, INC.
filed 2013-11-13
CIK 1431880

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended	September 30, 2013
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from	to
Commission File Number	333-150775
POTASH AMERICA, INC.
(Exact name of registrant as specified in its charter)
Nevada	41-2247537
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2234 North Federal Hwy, Suite 396, Boca Raton, FL	33431
(Address of principal executive offices)	(Zip Code)
562-314-8700
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
148,625,000 common shares issued and outstanding as of November 10, 2013.

PART 1 – FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited interim financial statements for the six months ended September 30, 2013 form part of this quarterly report.  They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2013

Balance Sheets (Unaudited) as of

September 30, 2013 and March 31, 2013

F-1

Statements of Operations (Unaudited) for the three and six months ended

September 30, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to September 30, 2013

F-2

Statements of Cash Flows (Unaudited) for the six months ended

September 30, 2013 and 2012 and for the period from

July 31, 2007 (Date of Inception) to September 30, 2013

F-3

Notes to the Financial Statements

F-4 - F-12

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (UNAUDITED)

AS OF SEPTEMBER 30, 2013 AND MARCH 31, 2013

ASSETS
	September 30,	March 31,
	2013	2013

Current Assets
Cash and cash equivalents	$ 3,004	$ 265
Prepaid expenses	-	3,819
Deposits	500	500
Total Current Assets	3,504	4,584

Total Assets	$ 3,504	$ 4,584

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accrued expenses	$ 10,254	$ 22,284
Deferred compensation	185,500	185,500
Accrued interest	136,791	102,347
Note payable	35,500	35,500
Notes payable – related parties	20,892	-
Convertible line of credit, net of debt discount	710,000	710,000
Line of credit – related party	664,000	664,000
Total Current Liabilities	1,762,937	1,719,631

Total Liabilities	1,762,937	1,719,631

Stockholders’ Deficit
Common stock, par value $0.0001; 200,000,000 shares authorized, 148,625,000 shares issued and outstanding	14,863	14,863
Additional paid in capital	1,678,839	1,786,478
Deferred stock compensation	-	(107,639)
Deficit accumulated during the exploration stage	(3,453,135)	(3,408,749)
Total Stockholders’ Deficit	(1,759,433)	(1,715,047)

Total Liabilities and Stockholders’ Deficit	$ 3,504	$ 4,584

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Three Months Ended		Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013
		(Restated)		(Restated)
REVENUE	$ -	$ -	$ -	$ -	$ -

OPERATING EXPENSES
Impairment of mining interest	-	-	-	-	760,885
Professional fees	3,482	64,836	8,156	120,245	390,184
Transfer agent and filing fees	204	5,498	504	6,870	47,537
Consulting	-	30,282	-	71,996	253,822
Web development	-	1,396	-	2,571	32,275
Stock compensation	-	8,698	-	157,753	1,140,554
Exploration costs	-	68,148	(81)	174,331	215,035
General and administrative	(752)	34,342	1,363	50,611	173,008
TOTAL OPERATING EXPENSES	2,934	213,200	9,942	584,377	3,013,300
LOSS FROM OPERATIONS	(2,934)	(213,200)	(9,942)	(584,377)	(3,013,300)
OTHER INCOME (EXPENSES)
Interest expense	(17,316)	(17,660)	(34,444)	(39,970)	(136,931)
Derivative expense	-	(75,420)	-	(184,044)	-
Change in derivative	-	(8,083)	-	(22,291)	-
Amortization of debt discount	-	(239,619)	-	(400,518)	(302,904)
TOTAL OTHER INCOME (EXPENSES)	(17,316)	(340,782)	(34,444)	(646,823)	(439,835)
NET LOSS PRIOR TO INCOME TAXES	(20,250)	(553,982)	(44,386)	(1,231,200)	(3,453,135)
PROVISION FOR INCOME TAXES	-	-	-	-	-
NET LOSS	$ (20,250)	$ (553,982)	$ (44,386)	$ (1,231,200)	$ (3,453,135)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	148,625,000	148,665,000	148,625,000	148,173,197

The accompanying notes are an integral part of these financial statements

POTASH AMERICA, INC.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

FOR THE PERIOD FROM JULY 31, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Six Months Ended		Period from July 31, 2007 (Inception) to
	September 30,		September 30,
	2013	2012	2013
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$ (44,386)	$ (1,231,200)	$ (3,453,135)
Stock-based compensation	-	157,753	1,140,554
Derivative expense	-	184,044	-
Change in derivative	-	22,291	-
Amortization of debt discount	-	400,518	302,904
Impairment of mining claims	-	-	760,885
Changes in assets and liabilities:
Decrease in prepaid expenses	3,819	14,013	-
(Increase) decrease in deposit	-	49,500	(500)
Increase (decrease) in accrued expenses	(12,030)	(3,511)	10,254
Increase in accrued interest	34,444	39,970	136,791
Increase in deferred compensation	-	60,000	185,500
Net Cash Used in Operating Activities	(18,153)	(306,622)	(916,747)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of mineral properties	-	(49,240)	(564,885)
Net Cash Used in Investing Activities	-	(49,240)	(564,885)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	49,744
Proceeds from notes payable – related parties	20,892	-	20,892
Proceeds from (payments on) line of credit	-	(400,000)	664,000
Proceeds from line of credit - convertible	-	710,000	710,000
Proceeds from sale of stock	-	-	50,000
Purchase of treasury stock	-	(10,000)	(10,000)
Net Cash Provided by Financing Activities	20,892	300,000	1,484,636
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,739	(55,862)	3,004
Cash and cash equivalents, beginning balance	265	69,323	-
Cash and cash equivalents, ending balance	$ 3,004	$ 13,461	$ 3,004
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	$ -	$ -	$ -
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING INFORMATION:
Forgiveness of debt from former shareholder converted to capital	$ -	$ -	$ 14,244
Stock option recorded as deferred stock compensation	$ -	$ 107,639	$ 215,777
Issuance of common stock to acquire mineral properties	$ -	$ 196,000	$ 196,000
Intrinsic value of beneficial conversion feature of convertible line of credit	$ -	$ 400,518	$ 302,904

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

Basis of Presentation

The accompanying interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The interim unaudited financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the annual audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended March 31, 2013. The interim results for the period ended September 30, 2013 are not necessarily indicative of the results for the full fiscal year.  The interim unaudited financial statements are presented in USD.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

PTAM considers all highly liquid investments with maturities of three months or less to be cash equivalents.  At September 30, 2013 and March 31, 2013, respectively, the Company had $3,004 and $265 of cash.

Revenue Recognition

The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

Advertising

The Company expenses advertising costs as incurred.  As of September 30, 2013 and 2012, respectively, the Company expensed $0 and $2,571 in marketing and website development and maintenance of its site.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, the Company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to the Company’s management, employees and consultants. As of September 30, 2013, there were 1,375,000 stock options outstanding.

Recent Accounting Pronouncements

PTAM does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 3 – DEPOSITS

The current deposits of $500 consist of a rent deposit near the mining site.

NOTE 4 – ACCRUED EXPENSES

Accrued expenses and liabilities consisted of the following as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Accounting fees	$ 2,500	$ 2,048
Audit fees	-	13,000
Legal fees	7,754	6,536
Filing fees	-	200
Administrative expense	-	500
Total accrued expenses	$ 10,254	$ 22,284

NOTE 5 – NOTES PAYABLE

A former shareholder and director of the Company advanced funds at various times since inception in order to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the former shareholder and director was $35,500 as of September 30, 2013.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the six months ended September 30, 2013, the current shareholder and director of the Company advanced funds at various times to support operations. The loans are unsecured, non-interest bearing and due on demand. The amount due to the shareholder and director was $20,892 as of September 30, 2013.

NOTE 7 – LINE OF CREDIT – RELATED PARTY

The Company opened a line of credit during the year ended March 31, 2011 in the amount of $200,000. The line of credit is secured by the assets of the company, bears 5% interest and is due on demand.

On June 22, 2011, the Company’s credit line was increased from $200,000 to $1,000,000 under the same terms. The line of credit was drawn to $664,000 as of September 30, 2013.  Interest expense related to the line of credit was $68,568 as of September 30, 2013 and has not been paid. During the year ended March 31, 2013, control of the Company was acquired by the person who also controls the company that has issued this line of credit.

NOTE 8 – LINE OF CREDIT

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

During the year ended March 31, 2013, the balance was repaid and the amount due at March 31, 2013 was $0.  Accrued interest related to the line of credit was $21,246 as of September 30, 2013 and has not been paid.

NOTE 9 – CONVERTIBLE LINE OF CREDIT

On April 12, 2012, the Company entered into a $1,000,000 Letter of Credit Agreement dated March 27, 2012. Pursuant to the terms outlined in the Letter of Credit, at any time the Company may require any and all funds outstanding under the Letter of Credit, except for accrued interest which is to be paid in cash, to be converted into units of the Company at a price of $0.80 per unit (the “Unit”). Each Unit consists of one (1) share of common stock and one (1) warrant to purchase one (1) share of common stock at $1.50 for a period of five (5) years. The Company will pay annual interest of 5% until the loan is repaid or converted into Units. The Company will issue up to 1,250,000 Units when the exercise provision is enacted. The Company determined the intrinsic value of the beneficial conversion feature on each draw date by valuing the warrants using the Black-Scholes Option Pricing Model and then allocating the $0.80 conversion price of each unit between the stock and warrants.  The warrants were valued using the following assumptions on each draw date: stock price at grant date - $0.23-$0.89, exercise price - $1.50, expected life – 5 years, volatility – 126%-130%, risk-free rate - .70%-.86%.  The total intrinsic value of the beneficial conversion feature of the draws was determined to be $302,904 and was amortized in full as of March 31, 2013. The line of credit was drawn to $710,000 as of September 30, 2013. Accrued interest related to the line of credit was $46,977 as of September 30, 2013 and has not been paid.

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

Barry Wattenberg resigned as a director, Chairman, President and Treasurer of the Registrant, effective March 22, 2013.

The total amounts of $185,500 as of September 30, 2013 and March 31, 2013, respectively, have been recorded as deferred compensation.

NOTE 11 – CAPITAL STOCK

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

Stock-based compensation expense related to option grants for the period ended September 30, 2013 was $0.

There were 148,625,000 shares of common stock issued and outstanding as of September 30, 2013.

As of September 30, 2013, the Company has no warrants outstanding. There are 1,375,000 stock options outstanding.

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

NOTE 11 – CAPITAL STOCK (CONTINUED)

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

Stock-based compensation expense for the three and six months ended September 30, 2013 was $0.

The following table summarizes information about stock options as of September 30, 2013:

	Number of Options	Weighted Average Exercise Price
Outstanding, March 31, 2013	1,375,000	$0.76
Options granted	-	-
Options expired	-	-
Options cancelled	-	-
Outstanding, September 30, 2013	1,375,000	$0.76
Exercisable, September 30, 2013	1,375,000	$0.76

The following table summarizes information about stock options granted to consultants, advisors, investors and board members as of September 30, 2013:

Stock Options Outstanding				Stock Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Number of Options	Weighted Average Exercise Price

$.05 to 1.00	1,375,000	$0.76	3.04	1,375,000	$0.76

NOTE 12 – RESTATEMENT

The Company has recorded the intrinsic value of the convertible note payable in the 10K ending March 31, 2013. The Company is allocating the cost to the correct quarterly periods in the fiscal year ended March 31, 2013. The corrected balances and the previously stated balances for the six months ended September 30, 2012 are shown below.

The following are the previously stated and corrected balances for the six months ended September 30, 2012:

September 30, 2012 Financial Statement	Line Item	Corrected $	Previously Stated $
Income Statement	Amortization of debt discount	(400,518)	(257,881)
Income Statement	Total Other Income (Expenses)	(646,823)	(504,186)
Income Statement	Net Loss	(1,231,200)	(1,088,563)
Cash Flows	Net Loss	(1,231,200)	(1,088,563)
Cash Flows	Amortization of debt discount	400,518	257,881

NOTE 13 – INCOME TAXES

The provision for Federal income tax consists of the following for the six months ended September 30, 2013 and September 30, 2012:

	September 30, 2013	September 30, 2012
Federal income tax benefit attributable to:
Current operations	$ 15,091	$ 418,608
Less: valuation allowance	(15,091)	(418,608)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows as of September 30, 2013 and March 31, 2013:

	September 30, 2013	March 31, 2013
Deferred tax asset attributable to:
Net operating loss carryover	$ 1,174,066	$ 1,158,975
Less: valuation allowance	(1,174,066)	(1,158,975)
Net deferred tax asset	$ -	$ -

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $3,453,135 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

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

NOTE 15 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855-10, the Company has analyzed its operations subsequent to September 30, 2013 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than the events described above.

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

Current Business

We are a development stage company previously engaged in the acquisition, exploration and development of mineral properties.  As at the end of March 31, 2013, we have suspended our plan of operation as it relates to the exploration mining interest and are investigating other business opportunities to enhance shareholder value.

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

Results of Operations

The following unaudited summary of our results of operations should be read in conjunction with our financial statements for the three and six month periods ended September 30, 2013 and 2012.

We have not generated any revenue since inception and are dependent upon obtaining financing to pursue our business activities. For these reasons, our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Our operating results for the three month periods ended September 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Three Month Period Ended September 30, 2013 $	Three Month Period Ended September 30, 2012 $	Change Between Three Month Periods Ended September 30, 2013 and September 30, 2012 $
Revenue	Nil	Nil	Nil
Impairment of mining interest	Nil	Nil	Nil
Professional fees	3,482	64,836	(61,354)
Transfer agent and filing fees	204	5,498	(5,294)
Consulting fees	Nil	30,282	(30,282)
Web development	Nil	1,396	(1,396)
Stock compensation	Nil	8,698	(8,698)
Exploration costs	Nil	68,148	(68,148)
General and administrative	(752)	34,342	(35,094)
Interest Expense	17,316	17,660	(344)

Derivative expense	Nil	75,420	(75,420)
Change in derivative	Nil	8,083	(8,083)
Amortization of debt discount	Nil	239,619	(239,619)
Net loss	(20,250)	(553,982)	(533,732)

Our expenses decreased during the three month period ended September 30, 2013 compared to the same period in 2012 primarily as a result of decreases in professional fees, consulting, stock compensation, exploration costs, general and administration, interest expenses, derivative expense, change in derivative expense, and amortization of debt discount.

Results of Operations for the Six Months Ended September 30, 2013 and 2012

Our operating results for the six month periods ended September 30, 2013 and 2012 and the changes between those periods for the respective items are summarized as follows:

	Six Month Period Ended September 30, 2013 $	Six Month Period Ended September 30, 2012 $	Change Between Six Month Periods Ended September 30, 2013 and September 30, 2012 $
Revenue	Nil	Nil	Nil
Impairment of mining interest	Nil	Nil	Nil
Professional fees	8,156	120,245	(112,089)
Transfer agent and filing fees	504	6,870	(6,366)
Consulting fees	Nil	71,996	(71,996)
Web development	Nil	2,571	(2,571)
Stock compensation	Nil	157,753	(157,753)
Exploration costs	(81)	174,331	(174,412)
General and administrative	1,363	50,611	(49,248)
Interest Expense	34,444	39,970	(5,526)

Derivative expense	Nil	184,044	(184,044)
Change in derivative	Nil	22,291	(22,291)
Amortization of debt discount	Nil	400,518	(400,518)
Net loss	(44,386)	(1,231,200)	(1,186,814)

Our expenses decreased during the three month period ended September 30, 2013 compared to the same period in 2012 primarily as a result of decreases in in professional fees, consulting, stock compensation, exploration costs, general and administration, interest expenses, derivative expense, change in derivative expense, and amortization of debt discount.

Liquidity and Financial Condition

Working Capital

	At September 30, 2013 $	At March 31, 2013 $	Change Between September 30, 2013 and March 31, 2013 $
Current Assets	3,504	4,584	(1,080)
Current Liabilities	1,762,937	1,719,631	(43,306)
Working Capital / (Deficit)	(1,759,433)	(1,715,047)	(44,386)

Cash Flows

	Six Months Ended September 30, 2013 $	Six Months Ended September 30, 2012 $	Period from Inception (July 31, 2007) to September 30, 2013 $
Cash Flows (used in) Operating Activities	(18,153)	(306,622)	(916,747)
Cash Flows (used in) Investing Activities	Nil	(49,240)	(564,885)
Cash Flows provided by Financing Activities	20,892	300,000	1,484,636
Net Increase (Decrease) in Cash During Period	2,739	(55,862)	3,004

As of September 30, 2013, our total current assets were $3,504 and our total liabilities were $1,762,937 and we had a working capital deficit of $1,759,433. Our unaudited financial statements report a net loss of $44,386 for the six months ended September 30, 2013 compared to a net loss of $1,231,200 for the same period in 2012 and a net loss of $3,453,135 for the period from July 31, 2007 (inception) to September 30, 2013.

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

Basic Income (Loss) Per Share

Basic income (loss) per share is calculated by dividing our company’s net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing our company’s net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of September 30, 2013.

During the year ended March 31, 2011, our company enacted an 80 to 1 forward stock split. All share and per share data has been adjusted to reflect such stock split.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  On April 21, 2011, our company instituted a Stock Option Plan which allows for the issuance of 3,000,000 shares of common stock to our company’s management, employees and consultants. As of September 30, 2013, there were 1,375,000 stock options issued.

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

Dated: November 13, 2013
Matthew Markin
President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)